Form 10-Q
period 2019-09-30
VISTA GOLD CORP
filed 2019-10-24
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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



Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 100,661,457 common shares, without par value, outstanding as of October  14, 2019.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September  30, 2019

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$1,384	$1,071
Short-term investments (Note 3)	3,111	6,997
Other investments, at fair value (Note 3)	3,511	5,462
Other current assets	210	540
Total current assets	8,216	14,070

Non-current assets:
Mineral properties (Note 4)	2,146	2,421
Plant and equipment, net (Note 5)	5,635	5,635
Right-of-use assets (Note 2)	113	—
Total non-current assets	7,894	8,056
Total assets	$16,110	$22,126

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$193	$195
Accrued liabilities and other	604	435
Provision for environmental liability	240	242
Total current liabilities	1,037	872
Non-current liabilities:
Deferred option gain (Note 4)	1,392	—
Lease liability (Note 2)	16	—
Total non-current liabilities	1,408	—
Total liabilities	2,445	872

Commitments and contingencies – (Note 7)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2019 - 100,661,457 and 2018 - 100,268,161 (Note 6)	457,543	456,938
Accumulated deficit	(443,878)	(435,684)
Total shareholders’ equity	13,665	21,254
Total liabilities and shareholders’ equity	$16,110	$22,126

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expense:
Exploration, property evaluation and holding costs	$(1,401)	$(960)	$(3,294)	$(3,560)
Corporate administration	(865)	(969)	(3,079)	(3,280)
Depreciation and amortization	(14)	(12)	(40)	(252)
Total operating expense	(2,280)	(1,941)	(6,413)	(7,092)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	(234)	(274)	(1,951)	1,754
Interest income	27	72	103	322
Other income/(expense)	(11)	81	67	83
Total non-operating income/(expense)	(218)	(121)	(1,781)	2,159

Loss before income taxes	(2,498)	(2,062)	(8,194)	(4,933)
Net loss	$(2,498)	$(2,062)	$(8,194)	$(4,933)

Comprehensive loss	$(2,498)	$(2,062)	$(8,194)	$(4,933)

Basic:
Weighted average number of shares outstanding	100,606,542	99,805,266	100,490,309	99,600,267
Net loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.05)

Diluted:
Weighted average number of shares outstanding	100,606,542	99,805,266	100,490,309	99,600,267
Net loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders’
	shares	Amount	deficit	income/(loss)	equity
Balances at July 1, 2018	99,569,949	$456,614	$(429,841)	$—	$26,773
Shares issued (RSUs vested, net of shares withheld) (Note 6)	509,612	(83)	—		(83)
Shares issued (exercise of stock options) (Note 6)	10,000	—	—	—	—
Stock-based compensation (Note 6)	—	271	—	—	271
Option Amendment (Note 6)	—	(72)	—	—	(72)
Net loss	—	—	(2,062)	—	(2,062)
Balances at September 30, 2018	100,089,561	$456,730	$(431,903)	$—	$24,827

Balances at July 1, 2019	100,537,541	$457,425	$(441,380)	$—	$16,045
Shares issued (RSUs vested, net of shares withheld) (Note 6)	123,916	(30)	—	—	(30)
Stock-based compensation (Note 6)	—	148	—	—	148
Net loss	—	—	(2,498)	—	(2,498)
Balances at September 30, 2019	100,661,457	$457,543	$(443,878)	$—	$13,665

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders’
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083
Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balances at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083
Shares issued (RSUs vested, net of shares withheld) (Note 6)	637,554	(122)	—	—	(122)
Shares issued (exercise of stock options)	40,000	16	—	—	16
Stock-based compensation (Note 6)	—	855	—	—	855
Option Amendment (Note 6)	—	(72)	—	—	(72)
Net loss	—	—	(4,933)	—	(4,933)
Balances at September 30, 2018	100,089,561	$456,730	$(431,903)	$—	$24,827

Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$—	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	266,296	(76)	—	—	(76)
Shares issued (exercise of stock options) (Note 6)	127,000	66	—	—	66
Stock-based compensation (Note 6)	—	615	—	—	615
Net loss	—	—	(8,194)	—	(8,194)
Balances at September 30, 2019	100,661,457	$457,543	$(443,878)	$—	$13,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,194)	$(4,933)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	40	252
Stock-based compensation	615	855
(Gain)/loss on other investments	1,951	(1,754)
Change in working capital account items:
Other current assets	217	411
Provision for environmental liability	(2)	—
Accounts payable, accrued liabilities and other	183	(1,178)
Net cash used in operating activities	(5,190)	(6,347)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	156
Disposition of short-term investments, net of acquisitions	3,886	6,115
Additions to plant and equipment	(40)	(86)
Proceeds from option/sale agreements, net	1,667	—
Net cash provided by investing activities	5,513	6,185
Cash flows from financing activities:
Payment of taxes from withheld shares	(76)	(122)
Proceeds from exercise of stock options	66	16
Net cash provided by / (used in) financing activities	(10)	(106)

Net increase in cash and cash equivalents	313	(268)
Cash and cash equivalents, beginning of period	1,071	1,431
Cash and cash equivalents, end of period	$1,384	$1,163

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. In January 2018, the Company received authorization for the last major environmental permit for Mt Todd. In September 2019, Vista announced the positive results of an updated preliminary feasibility study (the “2019 PFS”) for Mt Todd. Process improvements reflected in the 2019 PFS have resulted in improved estimated gold recovery and increased estimated gold production at Mt Todd.

As of September 30, 2019, the Company also holds 7.8 million common shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, and royalty interests in the United States and Indonesia.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2018 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K, as amended on Form 10-K/A on August 15, 2019. The year-end balance sheet data was derived from audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars and A$ are to Australian dollars.

2.  Significant Accounting Policies

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases. This new standard established a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard on January 1, 2019 using the modified retrospective approach. We recognized additional liabilities of $186 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments. Adoption of the standard did not affect lease classification or expense recognition. The Company does not include short term leases in its ROU asset and lease liability calculations. As of September 30, 2019, the ROU asset was $113 and the lease liability was $113, comprised of $97 included in accrued liabilities and other, and $16 in non-current liabilities. The Company’s leases had remaining terms ranging from 0.5 to 2.5 years as of September 30, 2019.

3. Short-term and Other Investments

Short-term investments

As of September 30, 2019, and December 31, 2018, the amortized cost basis of our short-term investments was $3,111 and $6,997, respectively. The amortized cost basis approximates fair value at September  30, 2019 and December 31, 2018. Short-term investments at September 30, 2019 and December 31, 2018 were comprised of U.S. government treasury bills and/or notes, all of which had maturity dates on the date of purchase greater than 90 days but less than one year.

Other investments - Midas Gold Shares

The Company’s investment in Midas Gold Shares was recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occur.

As of September 30, 2019, and December 31, 2018, the Company held 7,802,615 shares of Midas Gold valued at $3,511 and $5,462 respectively. The unrealized loss on these shares was $234 and $1,951 for the three and nine months ending September 30, 2019, respectively. The unrealized loss on these shares was $274 and the unrealized gain was $1,754 for the three and nine months ending September 30, 2018, respectively.

4. Mineral Properties

	At September 30, 2019	At December 31, 2018
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	—	275
	$2,146	$2,421

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”). In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. by way of assignment agreement (the “Assignment Agreement”), with our consent. ePower Metals Inc. subsequently changed its name to Prime Mining Corporation (“Prime Mining”). The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from Prime Mining to Minera Alamos.

Pursuant to the terms of the Option Agreement and the Assignment Agreement, we granted Minera Alamos or Prime Mining, as applicable, (the “Optionholder”) an exclusive right and option right to earn a 100% interest in the Los Reyes project by:

•

making payments totaling $6,000, comprised of a payment of $1,500 made at the execution of the Option Agreement (the “Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the Los Reyes project in good standing;

•	fulfilling all obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;

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

•	granting us the right to assume a 49% non-carried interest in an underground project if the Optionholder decides to develop an underground mine at the Los Reyes project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to the Optionholder, and in the event the Optionholder fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and the Optionholder will have no interest in the Los Reyes project. Provided it is not in breach of the Option Agreement, the Optionholder may, at its discretion, accelerate the above payment schedule.

Subject to the Optionholder timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the Los Reyes project, to the Optionholder and the Open-Pit NSR and Underground NSR will be granted to us.

If the Optionholder discovers and decides to develop an underground mine at the Los Reyes project and we exercise the Back-in Right, we and the Optionholder have agreed to form a joint venture to develop and operate the underground mine. If the joint venture is formed, the Underground NSR will terminate.

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment under the Los Reyes Option Agreement by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, Minera Alamos paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019.

The Company has determined that control of the Los Reyes project has not been transferred for accounting purposes. Therefore, the first option payment of $1,500 received in October 2017 and the $150 for extension of the second option payment were accounted for as a reduction to carrying value. Receipt of the second option payment of $1,500 and interest of $67 during April 2019 reduced the carrying value to zero and resulted in recognition of $1,392 as a deferred option gain. The third Los Reyes project option payment of $1,500 was received from Prime Mining in October 2019. This receipt will be recorded as additional deferred option gain. In addition, potential royalty revenue and future option payments have not been recognized for accounting purposes.

5.  Plant and Equipment

	September 30, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,237	$5,102	$135	$5,197	$5,062	$135
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,070	$5,435	$5,635	$11,030	$5,395	$5,635

6. Common Shares

Warrants

All outstanding warrants expired unexercised in August 2019. Warrants activity is summarized in the following table:

	Weighted	Weighted
	average	average
Warrants	exercise price	remaining life
outstanding	per share	(yrs.)	Intrinsic value

As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of December 31, 2018	6,514,625	$1.92	0.6	$—
Expired	(6,514,625)	$1.92		$—
As of September 30, 2019	—	$—	—	$—

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

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$29	$107	$160	$307
Restricted stock units	119	164	246	548
Deferred share units	—	—	209	—
	$148	$271	$615	$855

Phantom units	$28	$11	$72	$11

As of September 30, 2019, unrecognized compensation expense for stock options, RSUs, and phantom units was $88, $463, and $96,  respectively, which is expected to be recognized over weighted average periods of 0.8, 1.3, and 1.3 years, respectively.

Stock Options

A summary of options under the Plan as of September 30, 2019 is set forth in the following table:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2017	1,144,500	0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(218,600)	0.39		36
Cancelled/Forfeited	(748,751)	0.36		—
Outstanding - December 31, 2018	1,319,149	$0.71	3.84	$1
Granted	350,000	0.73
Exercised	(127,000)	0.52		29
Cancelled/Forfeited	(35,149)	0.68		3
Outstanding - September 30, 2019	1,507,000	$0.73	3.73	$64

Exercisable - September 30, 2019	992,996	$0.73	3.64	$44

A summary of unvested stock options as of September 30, 2019 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2017	246,250	0.22	0.99
Granted	1,142,000	0.45
Cancelled/Forfeited	(246,250)	0.22
Vested	(382,331)	0.45
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - September 30, 2019	514,004	$0.40	0.78

The fair value of stock options granted to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted average assumptions:

	2019	2018
Expected volatility	61.1%	76.2%
Risk-free interest rate	2.0%	2.7%
Expected life (years)	2.8	5.0
Dividend yield	0%	0%
Forfeiture assumption	0%	0%

Restricted Share Units

The following table summarizes the RSUs outstanding under the LTIP as of September 30, 2019:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2017	1,567,907	$0.85
Granted	319,000	0.75
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(655,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - September 30, 2019	1,493,301	$0.51

A portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. The minimum vesting period for RSUs is one year.

During the nine months ended September 30, 2019 and 2018, the Company withheld Common Shares with an equivalent value to meet the employee withholding tax obligations which resulted from RSUs that vested in the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes the DSUs outstanding as of September 30, 2019:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Outstanding - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - September 30, 2019	366,000	0.57

Phantom Units

In 2018, the Company granted a total of 265,000 phantom units to certain employees. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. The Company accounts for these units as awards classified as liabilities with $14 included in current liabilities as of September 30, 2019. The Company recognized $28 and $72 of compensation expense for these phantom units in the three and nine months ended September 30, 2019, respectively.

A summary of unvested phantom units as of September 30, 2019 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2017	—
Granted	265,000
Unvested - December 31, 2018	265,000	1.50
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - September 30, 2019	144,000	1.25

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

	Fair value at September 30, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$3,511	$3,511	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$5,462	$5,462	$—
Used mill equipment (non-recurring)	$5,500	$—	$5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 was based on an independent third-party valuation. As of September 30, 2019,  management had not identified sufficient changes in conditions to require an update to the independent third-party evaluation. The mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented. There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

9.  Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2019 and 2018.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to $ are to United States dollars and to A$ are to Australian dollars.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia.  Mt Todd is the largest undeveloped gold project in Australia. The Company has invested substantial amounts to evaluate, engineer, permit and de-risk the Project, and we believe these efforts have added to the underlying value of the Project. In January 2018, the Company received authorization for the last major environmental permit for Mt Todd and announced the positive results of an updated preliminary feasibility study for Mt Todd (the “2018 PFS”). Subsequently, we announced additional metallurgical testing results that demonstrated improved gold recovery compared to the 2018 PFS. These results and other findings were incorporated into a preliminary feasibility study, which was announced in September 2019 (the “2019 PFS”). The 2019 PFS successfully confirmed the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the economics of fine grinding and the resulting improved gold recoveries, and the selection of FLSmidth's VXP mill as the preferred fine grinding mill.

As of September 30, 2019, the Company also holds 7.8 million common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, and royalty interests in the United States and Indonesia.

Results from Operations

Summary

Consolidated net loss for the three months ended September 30, 2019 and 2018 was $2,498 and $2,062 or $0.02 and $0.02 per share, respectively. Consolidated net loss for the nine months ended September 30, 2019 and 2018 was $8,194 and $4,933 or $0.08 and $0.05 per share, respectively. The principal components of these year-over-year changes are discussed below.

The Company had $7,179 of working capital and no debt as of September 30, 2019.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,401 and $960 during the three months ended September 30, 2019 and 2018, respectively; and $3,294 and $3,560 for the nine months ended September 30, 2019 and 2018, respectively. These costs are predominantly project holding and discretionary costs associated with Mt Todd. For the nine months ended September 30, 2019, project holding costs (which are necessary to preserve our property rights and meet our safety, regulatory, social, and environmental responsibilities) were lower compared to the same periods during 2018 as water discharge from the Batman pit decreased because of comparatively lower precipitation during the most recent wet season. This also reduced the scope of certain baseline monitoring activities. In addition, the Australian dollar was approximately 8% weaker versus the United States dollar in 2019 compared to 2018. For the three months ended September 30, 2019, project holding costs were higher than the same period in 2018 due to the costs to complete the 2019 PFS.

Discretionary costs during the three and nine months ended September 30, 2019 were also lower than the same periods during 2018.

Exploration, property evaluation and holding costs for the three months ended September 30, 2019 and 2018 included non-cash stock-based compensation of $58 and $67, respectively; and $120 and $219 for the nine months ended September 30, 2019 and 2018, respectively.

Corporate administration

Corporate administration costs were $865 and $969 during the three months ended September 30, 2019 and 2018, respectively; and $3,079 and $3,280 during the nine months ended September 30, 2019 and 2018, respectively. Administrative expenses were lower during the three months ended September 30, 2019 compared to the same period in 2018 because of cost savings related to bringing certain investor relations costs in house that were previously outsourced.

Depreciation

Depreciation costs were $14 and $12 during the three months ended September 30, 2019 and 2018, respectively; and $40 and $252 during the nine months ended September 30, 2019 and 2018, respectively. The majority of the Company’s fixed assets were fully depreciated by December 31, 2018, resulting in lower 2019 depreciation costs.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $(234) and $(274) for the three months ended September 30, 2019 and 2018, respectively and $(1,951) and $1,754 for the nine months ended September 30, 2019 and 2018, respectively.  These amounts result from changes in fair value of our Midas Gold Shares.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $5,190 and $6,347 for the nine months ended September 30, 2019 and 2018, respectively. The decreased use of cash in 2019 resulted from $1,165 less cash used for working capital items, most notably being a $1,178 reduction in accounts payable and accrued liabilities during the first nine months of 2018, after which the Company carried consistently lower balances.

Investing activities

Net cash provided by investing activities was $5,513 and $6,185 for the nine months ended September 30, 2019 and 2018, respectively. Disposition of short-term investments, net of acquisitions, decreased during 2019 by $2,229 compared to the same period in 2018. This reduction in net dispositions of short-term investments was possible because cash requirements for operations were lower and other sources of cash were available to us, notably the $1,667 received from Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”) under the terms of the Guadalupe de los Reyes Option Agreement (as defined below).

Financing activities

During the nine months ended September 30, 2019 and 2018, cash of $10 and $106, respectively, was used in financing activities. These amounts result from uses of cash for payment of employee withholding tax obligations arising from the vesting of RSUs, in lieu of issuing common shares of the Company, offset by proceeds received from exercise of stock options.

Liquidity and capital resources

Our cash and short-term investments as of September 30, 2019 decreased to $4,495 from $8,068 at December 31, 2018 due mainly to expenditures for operating activities, offset partially by cash received from Minera Alamos under the terms of the Guadalupe de los Reyes Option Agreement. Our net working capital decreased to $7,179 at September 30, 2019 from $13,198 at December 31, 2018 due mainly to the decrease in cash and short-term investments to fund operating activities and the reduction in fair value of our Midas Gold Shares, offset partially by receipts from Minera Alamos.

We believe our existing working capital, comprised mostly of cash, short-term investments, and our Midas Gold Shares, will be sufficient to fully fund our currently planned corporate and project holding costs and discretionary programs for more than 12 months.

Vista has other potential future sources of non-dilutive financing that may be converted to additional working capital. These sources include the sale of non-core assets such as our used mill equipment, future option payments under the Guadalupe de los Reyes Option Agreement, and monetization of royalty interests held by the Company. The Company plans to increase its focus on monetizing these other sources of working capital as existing working capital decreases.

In addition to the existing working capital and other potential sources of non-dilutive financing highlighted above, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell common shares in the capital of the Company through Wainwright as sales manager in an at-the-market offering under a prospectus supplement for aggregate sales proceeds of up to $10,000. The ATM Agreement will remain in full force and effect, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein.

The long-term viability of Vista is dependent upon our ability to maintain our low expenditure profile, realize value from non-dilutive assets and, if necessary, issue additional equity to secure sufficient funding to advance significant value-adding programs that will focus on generating future cash flows and positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at September 30, 2019
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$3,511	$3,511	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments (Midas Gold Shares)	$5,462	$5,462	$—
Used mill equipment (non-recurring)	$5,500	$—	$5,500

Our investment in Midas Gold Shares is classified as Level 1 of the fair value hierarchy as it is valued at quoted market prices in an active market.

The used mill equipment is classified as Level 3 of the fair value hierarchy as its value at December 31, 2018 was based on an independent third-party valuation. As of September 30, 2019, management had not identified sufficient changes in conditions to require an update to the independent third-party evaluation.  The used mill equipment is included in plant and equipment on the Condensed Consolidated Balance Sheets for each period presented.

There have been no transfers between levels in 2019, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of September 30, 2019.

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

Environmental Approvals and Metallurgical Optimization Program

In January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the Environment Protection and Biodiversity Act, as it relates to the Gouldian Finch, had been approved by the Australian Commonwealth Department of Environment and Energy. With this authorization, Vista has all major environmental approvals necessary to allow development of Mt Todd.

Vista initiated a second metallurgical optimization program following issuance of the 2018 PFS. The objective of this program was to determine overall gold recoveries at finer grind sizes and evaluate the efficiency of the FLSmidth VXP mills as opposed to the Glencore ISA mills, which were contemplated in the 2018 PFS. As a result of this test work and related leach recovery tests, a final grind size of 80% passing 40 microns (µm) was selected. The outcomes of our metallurgical testing and other findings were incorporated into an updated PFS (see 2019 PFS, below), which was issued in October 2019.

In support of the metallurgical test work, we completed four additional large diameter core holes and extracted approximately 6 tonnes of higher-grade material from the Batman deposit. We prepared two additional 2.5 tonne composite samples for high-pressure grinding roll (“HPGR”) crushing and sorting tests using the same equipment as previous test work. The two 2.5 tonne tests were prepared to confirm the efficiency of sorting higher-grade ores. Additional feasibility-study-level grinding tests with manufacturers of fine grinding mills were completed in order to obtain material for further metallurgical studies and specific operating data for future design and evaluation work. We also completed additional testing with an impeller manufacturer in order to achieve optimal efficiency at designed slurry densities and P80 product particle size.

In August 2019, we announced the results of the 2019 fine grinding tests completed on samples of various grade ranges, under the direction of Resource Development Inc. These tests confirm that the Mt Todd ore can be efficiently ground to a finer final product size with lower power consumption in the grinding circuit than estimated in the 2018 PFS. Leaching the finer final product size material reconfirmed higher recoveries at finer grind sizes.  It also demonstrated that at 40µm grind size, the tail grade is nearly constant, with minor changes easily definable within specific head-grade ranges.

Vista’s latest metallurgic test programs have confirmed: (1) the efficiency of ore sorting across a broad range of head grades and the natural concentration of gold in the screen undersize material prior to sorting; (2) the efficiency of fine grinding and improved gold leach recoveries at an 80% passing grind size of 40 microns; and (3) the selection of FLSmidth VXP mill as the preferred fine-grinding mill.

2019 PFS

In September 2019, we announced the results of an updated preliminary feasibility study for the Mt Todd project and in October 2019 we filed a technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019 (the “2019 PFS”).  The 2019 PFS was based on the results of metallurgical testing, a comprehensive review of the Project and the re-design of elements of the process flow sheet, and most importantly, grinding circuit design changes. Key inputs that changed in the 2019 PFS include higher gold recoveries due to the finer grind size, a higher gold price, and improved foreign exchange rates.

The process improvement efforts resulted in revised estimates that reflect reduced operating costs, increased gold recovery and higher gold production. In addition, we commissioned an independent benchmarking study to assess the appropriateness of capital and operating cost estimates, construction and ramp-up schedules, owner's costs and key components of the Mt Todd project. Recommendations from the study were incorporated, as appropriate, in the 2019 PFS. We also updated revenue, capital, and operating costs based on current market conditions and recent quotes from suppliers.

The 2019 PFS evaluates two development scenarios: a 50,000 tpd project that develops more of the Mt Todd resource and generates a larger net present value (“NPV”) (the “Base Case”); and a smaller and higher-grade 33,000 tpd project (the “Alternate Case”). The Alternate Case of the 2019 PFS supersedes a similar study in the 2018 PFS, but is not deemed material. The Alternate Case is disclosed in the full technical report referenced below.

Highlights of the 2019 PFS Base Case are presented in the table below:

	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.96	0.82
Payable Gold Annual Average (000's ozs)	495	413
Payable Gold Total (000's ozs)	2,476	5,305
Gold Recovery	92.3%	91.9%
Cash Costs ($/oz)	$575	$645
AISC ($/oz)	$688	$746
Strip Ratio (waste:ore)	2.65	2.52
Initial Capital ($ millions)		$826
Pre-tax NPV 5% ($ millions)		$1,440
After-tax NPV 5% ($ millions)		$823
IRR (Pre-tax/After-tax)		30.4 / 23.4%
After-tax Payback (Production Years)		2.9

Note: Economics presented using $1,350/oz gold and a flat $0.70 : A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life. Cash Costs per ounce and All-in Sustaining Costs (“AISC”) per ounce are non-GAAP financial measures; see the Non-GAAP Financial Measures section below for additional disclosure.

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange ($/A$)	Gold Price
	$1,200		$1,300		$1,350		$1,400		$1,500
	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	21.6%	$687	26.3%	$895	28.4%	$994	30.5%	$ 1,094	34.7%	$ 1,296
0.65	19.2%	$604	23.7%	$807	25.8%	$911	27.9%	$ 1,011	32.0%	$ 1,209
0.70	16.9%	$525	21.2%	$718	23.4%	$823	25.4%	$ 928	29.4%	$ 1,126
0.75	14.7%	$440	18.9%	$636	20.9%	$734	23.1%	$ 839	27.0%	$ 1,043
0.80	12.6%	$355	16.8%	$557	18.8%	$652	20.7%	$ 750	24.7%	$ 954

Note: Changes in foreign exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Key capital expenditures for Base Case initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)
Total Capital per payable ounce of gold	$156	$75	(1)

Notes: may not add due to rounding.

(1) Net of asset sales.

The following table presents a breakdown of Base Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs	$16.01	$575	$15.48	$645

Note: Jawoyn Royalty and refinery costs calculated at $1,350 per ounce gold.  May not add due to rounding.  Total Cash Costs is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

The mine plan contemplates 221.0 million tonnes of ore containing an estimated 5.85 million ounces of gold at an average grade of 0.82 g Au/t to be processed over the 13-year operating life of the Project.  Total recovered gold is expected to be 5.3 million ounces.  Average annual gold production over the life of the Project is expected to be 413,400 ounces, averaging 495,100 ounces during the first five years of commercial operations, with 608,600 ounces produced in the first year of commercial operation. Commercial production is anticipated to begin after two years of construction and six months of commissioning and ramp-up.

The table below highlights the 2019 PFS Base Case production schedule.

					Feed	Contained	Mill
	Ore Mined	Waste	Strip Ratio	Milled Ore	Grade (g	Ounces	Production
Years	(kt)	mined (kt)	(W:O)	(kt)	Au/t	(kozs)	(kozs)
(1)	2,859	8,802	3.08	—	—	—	—
1	16,138	10,498	0.65	12,461	1.17	469	430
2	15,613	47,536	3.04	17,750	0.85	482	438
3	24,495	32,880	1.34	17,799	1.04	593	541
4	15,586	76,531	4.91	17,750	0.70	399	360
5	29,852	58,085	1.95	17,750	1.10	629	574
6	8,984	87,011	9.69	17,750	0.78	446	404
7	7,178	68,218	9.50	17,799	0.52	298	264
8	13,482	56,598	4.20	15,129	0.61	297	266
9	18,750	42,935	2.29	17,750	0.70	397	358
10	28,653	29,747	1.04	17,750	0.93	528	481
11	25,970	4,148	0.16	17,799	1.18	674	618
12	127	—	—	17,750	0.65	371	334
13	—	—	—	15,805	0.52	265	237
Total	207,687	522,990	2.52	221,041	0.82	5,848	5,305

Note: May not add due to rounding.  Total milled ore includes material from the heap leach pad that is planned to be processed at the end of the mine life.

The 2019 PFS estimated total recovered gold at 5.3 million ounces. The table below presents the estimated mineral reserves for the Project.

Mt. Todd Gold Project Mineral Reserves – 50,000 tpd, 0.40 g Au/t cut-off and $1,250 per ounce gold

	Batman Deposit			Heap Leach Pad			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(gAu/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces
Proven	72,672	0.88	2,057	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	148,369	0.79	3,791
Proven & Probable	207,687	0.84	5,616	13,354	0.54	232	221,041	0.82	5,848

Economic analysis conducted only on proven and probable mineral reserves.  Thomas Dyer of Mine Development Associates is the Qualified Person responsible for developing mineral reserves for the Batman deposit.  Dr. Deepak Malhotra of Resource Development Inc. is the Qualified Person responsible for the metallurgical data and program, and for developing mineral reserves for the heap leach. These reserves are not reserves under SEC Industry Guide 7 standards.

For additional information on Mt Todd, see our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019, which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov, as well as on Vista's website under "Mt Todd – Technical Reports." See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resources below. The technical report is referenced for informational purposes only and is not incorporated herein by reference.

The Company intends to continue to de-risk Mt Todd in a cost effective manner while it seeks to secure a development partner. The 2019 PFS provides a solid basis for engagement with prospective development partners who management believe will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders.

Mt Todd is without known mineral reserves under SEC Industry Guide 7.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Minera Alamos Inc. and its subsidiary Minera Alamos. In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. by way of assignment agreement (the “Assignment Agreement”), with our consent. ePower Metals Inc., subsequently changed its name to Prime Mining Corporation (“Prime Mining”). The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from Prime Mining to Minera Alamos.

Pursuant to the terms of the Option Agreement and the Assignment Agreement, we granted Minera Alamos or Prime Mining, as applicable, (the “Optionholder”) an exclusive right and option right to earn a 100% interest in the Los Reyes project by:

•

making payments totaling $6,000, comprised of a payment of $1,500 made at the execution of the Option Agreement (the “Option Grant Date”); two successive payments of $1,500 each to be made at the one-year and two-year anniversaries of the Option Grant Date; and a final $1,500 payment to be made before the four-year anniversary of the Option Grant Date;

•	maintaining the concessions comprising the Los Reyes project in good standing;

•	fulfilling all obligations to the Ejido La Tasajera (the “Ejido”) as set out in the temporary occupation contract between us and the Ejido;

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

•	granting us the right to assume a 49% non-carried interest in an underground project if Optionholder decides to develop an underground mine at the Los Reyes project (the “Back-in Right”).

The Option Agreement provides that all cash payments are non-refundable and optional to the Optionholder, and in the event the GdlR Optionholder fails to pay any of the required amounts as set out in the Option Agreement, or fails to comply with its other obligations, the Option Agreement will terminate and the Optionholder will have no interest in the Los Reyes project. Provided it is not in breach of the Option Agreement, the Optionholder may, at its discretion, accelerate the above payment schedule.

Subject to the Optionholder timely making all the option payments, and fulfilling its other obligations with respect to the Option Agreement, we will transfer 100% of the shares of the Company’s 100% owned subsidiary Minera Gold Stake S.A. de C.V., the entity which owns the Los Reyes project, to the Optionholder and the Open-Pit NSR and Underground NSR will be granted to us.

If the Optionholder discovers and decides to develop an underground mine at the Los Reyes project and we exercise the Back-in Right, we and the Optionholder have agreed to form a joint venture to develop and operate the underground mine. If the joint venture is formed, the Underground NSR will terminate.

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment under the Los Reyes Option Agreement by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, Minera Alamos paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019. The third Los Reyes project option payment of $1,500 was received from Prime

Mining in October 2019. This receipt will be recorded as additional deferred option gain. In addition, potential royalty revenue and future option payments have not been recognized as income for accounting purposes.

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

Operations

•	Our belief that process improvements reflected in the 2019 PFS will result in reduced operating costs, increased gold recovery, and higher gold production realized at Mt Todd;
•	our belief that the results of the 2019 PFS demonstrate a technically sound project with robust economics at currently assumed gold prices;
•

our belief that ore sorting, grinding and process flow sheet improvements at Mt Todd, together with the resultant gold recovery increases and processing cost reductions can be achieved economically and reliably;

•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	estimates of future operating and financial performance;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	our expectation that the Mine Management Plan will be approved by the Northern Territory Department of Primary Industries and Resources;
•	plans and estimates concerning potential project development, including the use of HPGR crushers and access to a water supply, as well as the ability to obtain all required permits;
•	that prospective development partners will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects;
•	the potential that development projects may lead to gold production or value adding strategic transactions;
•	the timing, performance and results of feasibility studies;

Business and Industry

•

our belief that our existing working capital, coupled with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned corporate and project holding costs and discretionary programs for more than 12 months and that the Company will increase its focus on monetizing these other sources of working capital as existing working capital decreases;;

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

•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a passive foreign investment company;
•	the expected impact of the adoption of new accounting standards on our financial statements;
•	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
•	our belief that the Optionholder will have no legal interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement terminates;
•	our belief that we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
•	our belief that if we exercise the Back-in Right we will enter into a joint venture agreement on acceptable terms, if at all; and
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of the potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	potential challenges to the title to our mineral properties;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;

Financial and Business Risks

•	fluctuations in the price of gold;
•	lack of adequate insurance to cover potential liabilities;
•	the lack of cash dividend payments by us;
•	our history of losses from operations;

•	our ability to attract, retain and hire key personnel;
•	volatility in our stock price and gold equities generally;
•	our ability to obtain a development partner for Mt Todd on favorable terms, if at all;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	evolving corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings by the Australian Government upon review of our Australian research and development grants;
•	our likely status as a PFIC for U.S. federal tax purposes;

Industry Risks

•	inherent hazards of mining exploration, development and operating activities;
•	a shortage of skilled labor, equipment and supplies;
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

Cautionary Note to Investors Regarding Estimates of Mineral Reserves and Resources

Our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019. referenced herein uses the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

Accordingly, the technical report contains descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies reporting under SEC Industry Guide 7.

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning January 1, 2021. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions and standards under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in the technical report or that the economics for the Mt Todd project estimated in the technical report will be the same as those estimated in any technical report prepared by the Company under the SEC Modernization Rules in the future.

Non-GAAP Financial Measures

In this report, we have provided information prepared or calculated according to United States generally accepted accounting principles (“U.S. GAAP”), as well as provided some non U.S. GAAP prospective financial performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-GAAP measures Total Cash Costs, Cash Costs per ounce and All-in Sustaining Costs (AISC) per ounce are not, and are not intended to be, presentations in accordance with U.S. GAAP. As referenced in the 2019 PFS, these measures represent, respectively, our prospective cash costs and all-in sustaining costs related to our Mt Todd project.

We believe that these metrics help investors understand the economics of the Mt Todd project. We present the Non-GAAP financial measures for our Mt Todd project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed. Other companies may calculate these measures differently.

Total Cash Costs and All-In Sustaining Costs

Total Cash Costs, Cash Costs per ounce, and All-in Sustaining Costs per ounce are non-GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a comparable standard. The Company reports Cash Costs and AISC per ounce because it believes that these metrics more completely reflect mining costs over the life of a mine. These metrics are widely used in the gold mining industry as a benchmark for performance.

Total Cash Costs consist of operating costs net of power sales, refining costs, and non-government royalties, and exclude depreciation and amortization. The sum of these costs is divided by the corresponding gold ounces estimated to be sold to determine a Cash Cost per ounce amount. The Company’s Total Cash Costs exclude the allocation of corporate general and administrative costs.

All in Sustaining Costs consist of Total Cash Costs (as described above), plus sustaining capital costs. The sum of All-in Sustaining Costs is divided by the corresponding gold ounces estimated to be sold to determine All-in Sustaining Costs per ounce.

Costs excluded from Total Cash Costs and All-in Sustaining Costs are income taxes, government royalties, financing charges, costs related to business combinations, asset acquisitions other than sustaining capital, and asset dispositions.

The following table reconciles the Mt Todd Total Cash Costs, Cash Costs per ounce and AISC per ounce amounts with the project costs described in the 2019 PFS.

	Units	Years 1-5	Life of Mine (13 years)
Payable Gold	koz	2,476	5,305
Operating Costs	US$000s	1,381,396	3,333,631
Refining Cost	US$000s	7,910	17,075
Royalties	US$000s	33,420	71,615
Cash Costs	US$000s	1,422,726	3,422,321
Cash Cost per ounce	US$/oz	$575	$645

Sustaining Capital	US$000s	279,569	536,176
All-In-Sustaining Costs	US$000s	1,702,294	3,958,497
AISC per ounce	US$/oz	$688	$746

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2019, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Warrant Indenture dated August 8, 2016, previously filed as Exhibit 4.1 to the Corporation’s Form 8-K dated August 8, 2016 and incorporated by reference herein (File No. 1-9025)
23.1	Consent of Tetra Tech, Inc.
23.2	Consent of Dr. Rex Clair Bryan
23.3	Consent of Anthony Clark
23.4	Consent of Thomas L. Dyer
23.5	Consent of Amy L. Hudson
23.6	Consent of Chris Johns
23.7	Consent of Deepak Malhotra
23.8	Consent of Zvonimir Ponos
23.9	Consent of Guy Roemer
23.10	Consent of Vicki Scharnhorst
23.11	Consent of Jessica I. Monasterio, P. E.
23.12	Consent of Keith Thompson
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three and nine months ended September 30, 2019 and 2018, (ii) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 23, 2019	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 23, 2019	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer