Form 10-K
period 2019-12-31
VISTA GOLD CORP
filed 2020-02-27
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-9025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7961 Shaffer Parkway, Suite 5
Littleton, Colorado	80127
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Shares, no par value	VGZ	NYSE American

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

Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $76,409,000

The number of shares of the Registrant’s Common Stock outstanding as of February 14,  2020 was 100,698,124.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2020 Annual General Meeting of Shareholders are incorporated herein.  See Part III.

CAUTIONARY NOTE TO INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE MINERAL RESERVES

Our technical report entitled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019, referenced herein, uses the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves under SEC Industry Guide 7. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or preliminary feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, information contained in this report and the documents incorporated by reference herein contain descriptions of our mineral deposits that may not be comparable to similar information made public by other companies subject to the reporting and disclosure requirements under the United States federal securities laws and the rules and regulations thereunder.

The term “mineralized material” as used in this annual report on Form 10-K, although permissible under SEC Industry Guide 7, does not indicate “reserves” by SEC Industry Guide 7 standards.  We cannot be certain and investors are cautioned not to assume that all or any part of the mineralized material will ever be confirmed or converted into SEC Industry Guide 7 compliant “reserves” that can be economically or legally extracted.

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

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable. The results of the study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of a project. The confidence level of the study will be higher than that of a preliminary feasibility study.

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

“indicated mineral resource” and “indicated resource” means “indicated mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with sufficient confidence to allow the appropriate application of technical and economic parameters in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.  Geological evidence is derived from adequately detailed and reliable exploration, sampling and testing and is sufficient to assume geological and grade or quality continuity between points of observation. An indicated mineral resource has a lower level of confidence than that applying to a measured mineral resource and may only be converted to a probable mineral reserve.

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

“measured mineral resource”  and “measured resource”  means “measured mineral resource” as defined by the CIM in the CIM Definition Standards and is that part of a mineral resource for which quantity, grade or quality, densities, shape and physical characteristics are estimated with confidence sufficient to allow the application of technical and economic parameters to support detailed mine planning and final evaluation of the economic viability of the deposit. Geological evidence is derived from detailed and reliable exploration, sampling and testing and is sufficient to confirm geological and grade or quality continuity between points of observation. A measured mineral resource has a higher level of confidence than that applying to either an indicated mineral resource or an inferred mineral resource. It may be converted to a proven mineral reserve or to a probable mineral reserve.

“mica” any of a group of phyllosilicate minerals having similar chemical compositions and highly perfect basal cleavage.

“mineral reserve” means the economically mineable part of a measured mineral resource and/or indicated mineral resource. It includes diluting materials and allowances for losses, which may occur when the material is mined or extracted and is defined by studies at preliminary feasibility or feasibility level as appropriate that include application of mining, processing, metallurgical, infrastructure, economic, marketing, legal, environmental, social, governmental or other relevant factors. Such studies demonstrate that, at the time of reporting, extraction could reasonably be justified.

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

“mineralized material” under SEC Industry Guide 7 is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recoveries, and other material factors conclude legal and economic feasibility. Mineralized material is generally equivalent to measured plus indicated mineral resources but does not include inferred mineral resources.

“mudstone” is a fine-grained sedimentary rock whose original constituents were clays or muds.

“ore” means material containing minerals in such quantity, grade and chemical composition that they can be economically extracted.

“ore sorting” means technology that separates “ore” and “waste” based on physical and/or chemical properties of the material being sorted.

“oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the ore more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“preliminary economic assessment” as defined by NI 43-101 is a study, other than a preliminary feasibility study or feasibility study, that includes an economic analysis of the potential viability of mineral resources.

“preliminary feasibility study” and  “PFS” as defined by the CIM in the CIM Definition Standards is a comprehensive study of a range of options for the technical and economic viability of a mineral project that has advanced to a stage where a preferred mining method, in the case of underground mining, or the pit configuration, in the case of an open pit, is established and an effective method of mineral processing is determined. It includes a financial analysis based on reasonable assumptions on mining, processing, metallurgical, economic, marketing, legal, environmental, social and government considerations and the evaluation of any other relevant factors which are sufficient for a qualified person, acting reasonably, to determine if all or part of the mineral resource may be converted to a mineral reserve at the time of reporting. A preliminary feasibility study is at a lower confidence level than a feasibility study.

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

CURRENCY

References to C$ refer to Canadian currency, AUD or A$ to Australian currency and USD or $ to United States currency, all in thousands, unless specified otherwise,  except per share, per ton, or per ounce amounts.

METRIC CONVERSION TABLE

To Convert Metric Measurement Units	To Imperial Measurement Units	Multiply by
Hectares	Acres	2.4710
Meters	Feet	3.2808
Kilometers	Miles	0.6214
Tonnes	Tons (short)	1.1023
Liters	Gallons	0.2642
Grams	Ounces (troy)	0.0322
Grams per tonne	Ounces (troy) per ton (short)	0.0292

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, those listed below:

Operations

•	our belief that the results of the 2019 PFS (as defined below) demonstrate a technically sound project with robust economics at current gold prices;
•	our belief that our investments to evaluate, engineer, permit and de-risk the Project have added to the underlying value of the Project and demonstrate strong development potential;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	the feasibility of Mt Todd;
•	our belief that selectively screening and rejecting sub-economic material will improve gold recoveries and lower process operating costs at Mt Todd;
•	estimates of future operating and financial performance;
•	our plans to advance work at Mt Todd to take advantage of our strategic position;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;
•	our expectation that the 2018 Mt Todd Mine Management Plan will be approved by the Northern Territory Department of Primary Industries and Resources;
•

plans and estimates concerning potential Mt Todd development, including the use of high pressure grinding roll crushers and access to a water supply, as well as the ability to obtain all required permits;

•	dewatering of the pit will not present any major issues when resuming operations in the Batman pit;
•	estimates of mineral reserves and mineral resources;
•	our intention to improve the value of our gold projects;
•	the potential that development projects may lead to gold production or value-adding strategic transactions; and
•	the timing, performance and results of feasibility studies;
•

our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;

•	our estimates with respect to historical mine production at Mt Todd;
•	our expectation that plus 5/8” HPGR crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively constant;
•	our expectation that use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG mill design;
•

our expectation that ore sorting will improve mill feed grade at Mt Todd by approximately 8%, resulting in run-of-mine average mill feed grade of 0.91 g Au/t compared to the Batman pit reserve grade of 0.84 g Au/t, and that total costs for grinding, leaching and tailings handling will be lower than previously estimated;

•

the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading only as the existing heap leach pad will be left in place and processed through the mill at the end of mine life; and

•	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction;

Business and industry

•	our belief that our existing working capital will be sufficient to fully fund our currently planned corporate, project holding, and discretionary programs for more than 12 months;
•	our belief that we are in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company;
•	our belief that the At-the-Market program will provide additional financing flexibility at a low cost;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, and our Midas Gold Shares;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
•

our belief that we are in compliance in all material respects with applicable laws and regulations including applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate;

•	our belief that we maintain reasonable amounts of insurance;
•	our expectations related to potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a passive foreign investment company;
•	the expected impact of the adoption of new accounting standards on our financial statements;
•	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
•	Pursuant to the Los Reyes Option Agreement (defined in Item 2: Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico), our belief that:
o	Prime Mining and Minera Alamos will have no interest in the Guadalupe de los Reyes gold/silver project if the Option Agreement terminates;
o	we will receive any future payments and that we will be granted the Open-Pit NSR and the Underground NSR pursuant to the terms of the Option Agreement;
o	if we exercise the Back-in Right, we will enter into a joint venture agreement on acceptable terms, if at all;
o	we will receive future royalty cancelation payments;
•	preliminary estimates of the reclamation and other related costs associated with certain mining claims in British Columbia; and
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of preliminary feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows, our projected capital and operating costs, our expectations regarding mining and metallurgical recoveries, mine life and production rates.  The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

•	preliminary feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt. Todd;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	the timing and results of a feasibility study on Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	potential challenges to the title to our mineral properties;
•	opposition to Mt Todd could have a material adverse effect;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims; and
•	environmental lawsuits.

Financial and Business Risks

•	fluctuations in the price of gold;
•	lack of adequate insurance to cover potential liabilities;
•	the lack of cash dividend payments by us;
•	our history of losses from operations;
•	our ability to attract, retain and hire key personnel;

•	volatility in our stock price and gold equities generally;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	general economic conditions may have material adverse consequences;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	evolving corporate governance and public disclosure regulations;
•	intense competition in the mining industry;
•	tax initiatives on domestic and international levels;
•	fluctuation in foreign currency values;
•	potential adverse findings by the Australian Government upon review of our Australian research and development grants; and
•	our likely status as a PFIC for U.S. federal tax purposes;
•	Vista may experience cybersecurity threats;
•	Vista is subject to anti-bribery and anti-corruption laws; and
•	Certain directors and officers serve as directors and officers of other companies in the natural resources sector.

Industry Risks

•	inherent hazards of mining exploration, development and operating activities;
•	a shortage of skilled labor, equipment and supplies;
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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see “Item 1A. Risk Factors” below in this annual report on Form 10-K. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results to be materially different than anticipated, estimated or intended. There can be no assurance that these forward-looking statements will prove to be accurate as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration and potential development projects that may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia. We have invested substantial amounts to evaluate, engineer, permit and de-risk the Project. We believe these efforts have added to the underlying value of the Project and demonstrate strong development potential. In January 2018, the Company announced positive results of an updated preliminary feasibility study for Mt Todd (the “2018 PFS”). In 2018 and 2019, we continued additional metallurgical testing that demonstrated improved gold recovery compared to the 2018 PFS. These test results, other findings and the outcome of an independent benchmarking study were incorporated into an updated preliminary feasibility study, which was issued in October 2019 (as further described below, the “2019 PFS”). The 2019 PFS successfully confirmed the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the economics of fine grinding and the resulting improved gold recoveries, and the selection of FLSmidth’s VXP mill as the preferred fine grinding mill.

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

Executive Office	Registered and Records Office
7961 Shaffer Parkway, Suite 5	1200 Waterfront Centre – 200 Burrard Street
Littleton, Colorado, USA 80127	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744
Facsimile: (720) 981-1186	Facsimile: (604) 687-1415

Corporate Organization Chart

The name, place of incorporation, continuance or organization and percent of equity securities that we own or control as of February 6,  2020 for each of our subsidiaries is set out below.

Employees

As of December 31, 2019, we had 15 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia.  We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements, or outright sales of assets. We reported no operating revenues during the years ended December 31, 2019 and 2018. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Mt Todd site was not reclaimed when the mine closed in the late 1990’s.  Liability for the reclamation of the environmental conditions existing prior to  the 2006 commencement of Vista’s involvement with the Project remains the responsibility of the NT Government until after we have provided notice to the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd.  Vista does not expect to give such notice until a production decision has been made, the Project is fully permitted to construct the mine, and necessary financing for Project construction can be arranged.

In 2016, the Province of British Columbia Ministry of Energy and Mines (“MEM”) requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia that the Company disposed of in 1996. Vista presented a reclamation plan to MEM in April 2017; however, execution of the reclamation plan has not started, as acceptance by MEM is pending. Assuming no other potentially responsible parties are identified and based on preliminary estimates of the reclamation and other related costs, we have accrued $240 as of December 31, 2019.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. With the exception of the British Columbia claims noted above, management of the Company is not aware of any current orders or directions relating to the Company with respect to the aforementioned laws and regulations.

Australia Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the discharge of hazardous wastes and materials. As with all mining projects, Mt Todd is expected to have a variety of environmental impacts should development proceed. In Australia, environmental legislation plays a significant role in the mining industry. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved.  The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization under the EPBC was approved by the Australia Department of the Environment and Energy.  We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material within sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to complete a Mine Management Plan (“MMP”) before the start of mining operations. The Mt Todd MMP was formally submitted in November 2018 and is under review by the NT Department of Primary Industries and Resources (“DPIR”).

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

Changes to current local, territorial, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. We are unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of our projects.

During 2019, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations.  See “Item 1. Business – Reclamation” above.

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

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2015	1,296	1,049	1,160
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,269
2019	1,546	1,270	1,393
2020 (to February 6, 2020)	1,584	1,527	1,561

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

ITEM 1A.  RISK FACTORS.

An investment in our securities involves a high degree of risk.  The risks described below are not the only ones facing the Company or otherwise associated with an investment in our securities.  Additional risks not presently known to us or which we currently consider not material may also adversely affect our business.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Operating Risks

We cannot be assured that Mt Todd is feasible or that a feasibility study will accurately forecast economic results.

Mt Todd is our principal asset. Our future profitability depends largely on the economic feasibility of the Project. Before arranging financing for Mt Todd, we will have to complete a feasibility study. The results of our feasibility study may not be as favorable as the results of our prefeasibility studies. There can be no assurance that the mining and comminution processes including ore sorting, gold production rates, revenue, capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in such feasibility study.

Mt Todd requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of Mt Todd will require significant capital. Our ability to raise sufficient capital and/or secure a development partner on satisfactory terms, if at all, will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact or, illiquidity in the debt markets or equity markets, could impede our ability to finance Mt Todd on acceptable terms, or at all.

If we decide to construct the mine at Mt Todd, we will be assuming certain reclamation obligations resulting in a material financial obligation.

The Mt Todd site was not reclaimed when the original mine closed.  Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and provide notice to the NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd.  At such time, we will be required to provide a bond or other surety in a form and amount satisfactory to the NT Government (in whose jurisdiction Mt Todd is located) that would cover the prospective expense to reclaim the property.  In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time.  The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital.

We may not be able to get the required permits to begin construction at Mt Todd in a timely manner or at all.

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of Mt Todd.  If we are unable to acquire permits to mine the property, then the Project cannot be developed and operated. In addition, the property would have no reserves under SEC Industry Guide 7 and NI 43-101, which could result in an impairment of the carrying value of the Project.

There may be other delays in the construction of Mt Todd.

Delays in commencing construction could result from factors such as availability and performance of engineering and construction contractors, suppliers, consultants, and employees; availability of required equipment; and availability of capital. Any delay in performance by any one or more of the contractors, suppliers, consultants, employees or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals, or financing could delay or prevent commencement of construction at Mt Todd. There can be no assurance of whether or when construction at Mt Todd will start or that the necessary personnel, equipment or supplies will be available to the Company if and when construction is started.

Increased costs could impede our ability to become profitable.

Capital and operating costs at mining operations are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the cost of capital, tax and royalty regimes, trade tariffs, the global cost of mining and processing equipment, commodity prices, foreign exchange rates, fuel, electricity, operating supplies and appropriately skilled labor. These costs are at times subject to volatile price movements, including increases that could make future development and production at Mt Todd less profitable or uneconomic. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

We cannot be assured that we will have an adequate water supply for mining operations at Mt Todd.

Water at Mt Todd is expected to be provided from a fresh water reservoir that is fed by seasonal rains. Insufficient rainfall, or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply. Sufficient water resources may not be available, resulting in curtailment or stoppage of operations until the water supply is replenished.  This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

We could be subject to litigation, allegations or other legal claims.

Our assets or our business activities may be subject to disputes that may result in litigation or other legal claims. We may be subject to allegations through press, social media, the courts or other mediums that may or may not be founded. We may be required to respond to or defend against these claims and/or allegations, which will divert resources away from our principal business. There can be no assurance that our defense of such claims and/or allegations would be successful, and we may be required to make material settlements. This could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

We rely on third parties to fulfill their obligations under agreements.

Our business strategy includes entering into agreements with third-parties (“Partners”), who may earn the right to obtain an interest in certain of our projects, in part by managing the respective project. Whether or not we hold a majority interest in a respective project, our Partner(s) may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) exercise veto rights to block actions that we believe to be in the best interests of the project; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other reasons, be unable or unwilling to fulfill their obligations under the respective joint venture, option, earn-in right or other agreement(s), such as contributing capital for the expansion or maintenance of projects.  Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Partners.

Our exploration and development interests are subject to evolving environmental regulations.

Our property and royalty interests are subject to environmental regulations. Environmental legislation is becoming more restrictive in some jurisdictions, with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our interests. Currently, our property and royalty interests are subject to government environmental regulations in Australia, Indonesia, Mexico and the U.S.

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

Vista has been engaged in gold exploration since 1983.  Since inception the Company has been involved in numerous exploration projects in many jurisdictions.  There may be environmental liabilities associated with disturbances at any of these projects for which the Company may be identified as a potentially responsible party, regardless of its level of involvement in creating the related disturbance.  We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our business prospects, financial condition and cash flows, results of operations, and corporate reputation.

There may be challenges to our title to mineral properties.

There may be challenges to our title to our mineral properties. If there are title defects with respect to any of our properties, we may be required to compensate other persons or reduce or lose our interest in the affected property. Also, in any such case, the investigation and resolution of title issues could divert Company resources from our core strategies.

Opposition to Mt Todd could have a material adverse effect.

There is generally an increasing level of public concern relating to extractive industries. Opposition to extractive industries, or our development and operating plans at Mt Todd specifically, could have adverse effects on our reputation and support from other stakeholders. As a result, we may be unable to attract a partner, secure adequate financing or complete other activities necessary to continue our planned activities. Any resulting delays or an inability to develop and operate Mt Todd as planned could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Our exploration and development activities, strategic transactions, or any acquisition activities may not be commercially successful and could fail to lead to gold production or fail to add value.

Substantial expenditures are required to acquire gold properties, establish mineral reserves through drilling and analysis, develop metallurgical processes to extract metal from the ore and develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any mineral reserves or mineral resources acquired, discovered or established will be in sufficient quantities or at sufficient grades to justify commercial operations, attract a strategic partner or strategic transaction, or that the funds invested in them will ever be recovered.

Financial and Business Risks

A substantial or extended decline in gold prices would have a material adverse effect on the value of our assets, on our ability to raise capital and could result in lower than estimated economic returns.

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates continually and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

•	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
•	speculative short or long positions on futures markets;
•	the relative strength of the U.S. dollar;
•	expectations of the future rate of inflation;
•	interest rates;
•	changes to economic conditions in the United States, China, India and other industrialized or developing countries;
•	geopolitical conflicts;
•	changes in jewelry, investment or industrial demand;
•	changes in supply from production, disinvestment and scrap; and
•	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

•	negatively impact our ability to raise capital on favorable terms, or at all;
•	jeopardize the development of Mt Todd;

•	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
•	reduce the potential for future revenues from gold projects in which we have an interest;
•	reduce funds available to operate our business; and
•	reduce the market value of our assets, including our investment in Midas Gold Shares.

General economic conditions may have material adverse consequences.

General economic conditions and financial market turmoil may arise from many sources. These conditions could potentially impact the natural resource sector and Vista. This could include contraction in credit markets resulting in widening of credit risk, imposition of trade tariffs among various countries, devaluations, high volatility in global equity, commodity, foreign exchange and gold markets, and a lack of market liquidity. These and other factors could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

Industry consolidation could result in the acquisition of a control position in the Company for less than fair value.

Consolidation within the industry is a growing trend. As a result of the broad range of market and industry factors including the price of gold, we believe the current market value of the common shares in the capital of the Company (the “Common Shares”) does not reflect the fair value of the Company’s assets.  These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us and divert our management’s attention and resources. A completed acquisition could result in realized losses of shareholder value.

We have a history of losses, and we do not expect to generate earnings from operations or pay dividends in the near term, if at all.

We are an exploration stage enterprise.  As such, we devote our efforts to exploration, analysis and, if warranted, development of our projects.  We do not currently produce gold and do not currently generate operating earnings from gold production.  We finance our business activities principally by issuing equity and selling non-core assets.

We have incurred losses in all periods since 1998, except for the year ended December 31, 2011, during which we recorded non-cash net gains, and the year ended December 31, 2015 during which we recorded gains related to research and development (“R&D”) refunds. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution in the foreseeable future, if at all.

We may be unable to raise additional capital on favorable terms, or at all.

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. In order to develop Mt Todd, acquire attractive gold projects, and/or continue our business, we will have to secure a development partner or otherwise source sufficient equity and debt capital, raise additional funds from the sale of non-core assets and / or seek additional sources of capital from other external sources. There can be no assurance that we will be successful in raising additional capital on acceptable terms. If we cannot raise sufficient additional capital, we may be required to substantially reduce or cease operations, any of which may affect our ability to continue as a going concern.

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

The mining industry is intensely competitive in all of its phases. Some of our competitors are much larger, established companies with greater financial and technical resources than ours. We compete with other companies for attractive mining properties, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees. Access to financing, equipment, supplies, skilled labor and other resources may also be affected by competition from non-mining related commercial sectors. If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs or such programs may be reduced in scope. Competition for equipment and supplies could result in shortage of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of Mt Todd, to attract necessary financing, to meet all of our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate certain risks related to our operations. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect to limit or not have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons. In other cases, insurance may not be available for certain risks. We do not insure against political risk. Occurrence of events for which we are not insured adequately, or at all, could result in significant losses that could materially adversely affect our financial condition and our ability to fund our business.

Our share price may be volatile and your investment in our Common Shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our Common Shares, regardless of our actual operating performance.  Factors that could cause fluctuation in the price of our Common Shares may include, among other things:

•	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
•	speculation about our business in the press or the investment community;
•	conditions or trends in our industry or the economy generally;
•	changes in the prices of gold;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
•	additions or departures of key personnel; and
•	sales of our Common Shares, including sales by our directors, officers or significant stockholders.

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

The Australian R&D tax incentive program, under which we have received certain grants related to qualifying R&D programs and expenditures, is a self-assessment process, and as such, the Australian Government has the right to review our qualifying programs and related expenditures. If such a review were to occur, and as a result of the review and failure of a related appeal a qualified program and related expenditures were disqualified, the respective R&D grant could be recalled with penalties and interest.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our Common Shares should be aware that the Company believes it was classified as a PFIC up to and including the taxable year ended December 31, 2019, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year.  If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares.  A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders.  U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election.  Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares.  A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein.  This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

The Company may experience cybersecurity threats.

Vista relies on secure and adequate operations of information technology systems in the conduct of its operations. Access to and security of the information technology systems are critical to Vista’s operations. To Vista’s knowledge, it has not experienced any material losses relating to disruptions to its information technology systems. Vista has implemented ongoing policies, controls and practices to manage and safeguard Vista and its stakeholders from internal and external cybersecurity threats and to comply with changing legal requirements and industry practice. Given that cyber risks cannot be fully mitigated and the evolving nature of these threats, Vista cannot assure that its information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to Vista’s information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect the operations of Vista as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

The Company is subject to anti-bribery and anti-corruption laws.

Vista’s operations are governed by, and involve interactions with, many levels of government in numerous countries. Vista is required to comply with anti-corruption and anti-bribery laws in the countries in which we conduct our business. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. Although we have adopted internal control policies to mitigate such risks, there can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents and such measures may not always be effective in ensuring that we,  our employees, contractors or third-party agents will comply strictly with such laws. If we find ourselves subject to an enforcement action or are found to be in violation of such laws, this could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, resulting in a material adverse effect on our reputation and results of operations.

Certain directors and officers may serve as directors and officers of other companies in the natural resources sector.

While there are no known existing or potential conflicts of interest between Vista and any of its directors or officers, certain of the directors and officers may serve as directors and officers of other natural resource companies and therefore it is possible that a conflict may arise between their duties as a director or officer of Vista and their duties as a director or officer of such other companies. The directors and officers of Vista are aware of the existence of laws governing accountability of directors and officers for corporate opportunity and disclosure of conflicts of interest. Should any director or officer breach the duties imposed upon them by applicable laws, such actions or inactions could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Industry Risks

Calculations of mineral reserves and mineral resources are estimates only and subject to uncertainty.

The estimating of mineral reserves and mineral resources is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, the assumptions used and judgments made in interpreting engineering and geological information and estimating future capital and operating costs. There is significant uncertainty in any reserve or resource estimate, and the economic results of mining a mineral deposit may differ materially from the estimates as additional data are developed or interpretations change.

Estimated mineral reserves and mineral resources may be materially affected by other factors.

In addition to uncertainties inherent in estimating mineral reserves and mineral resources, other factors may adversely affect estimated mineral reserves and mineral resources. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Feasibility studies are estimates only and subject to uncertainty.

Feasibility studies are used to determine the economic viability of an ore deposit, as are preliminary feasibility studies and preliminary economic assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed.  Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs may cause actual results of economic viability to differ materially from these estimates. Results of subsequent Mt. Todd prefeasibility or final feasibility studies may be less favorable than the current study.

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

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, in which event, we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

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

There is growing attention from the media and the public on perceived international tax avoidance techniques which could result in escalating rates of poverty, inequality and unemployment in host countries. Initiatives like the Base Erosion and Profit Shifting project being led by the Organization for Economic Cooperation and Development aim to reform the system of international taxation to minimize international tax avoidance techniques. This initiative and possible future initiatives could result in increased tax expense and related compliance costs for Mt Todd or other future mining operations.

Newly adopted rules regarding mining property disclosure by companies reporting with the SEC may result in increased operating and legal costs.

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards.  These rules are not effective until the Company’s first full fiscal year beginning on or after January 1, 2021. The Company currently reports mineral resources and reserves in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements and not make disclosure in accordance with NI 43-101 in the reports it files with the SEC. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report prepared in accordance with both reporting standards.  Further, while the Company currently utilized its reports as filed with the SEC in meeting its reporting obligations in Canada, if its future reports have mining property disclosure that is not NI 43-101 compliant, the Company may have to prepare separate reports or a supplemental NI 43-101 mining property report.  All these changes to the Company’s reporting requirements could result in increased compliance costs.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following scientific and technical disclosures about Mt Todd have been reviewed and approved by Mr. John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by NI 43-101.

All dollar amounts in ITEM 2. are in U.S. dollars and thousands, unless otherwise indicated.

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

•

“Inferred mineral resources” – We advise investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or preliminary feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. Investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

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

Mt Todd Gold Project, Northern Territory, Australia

Current Technical Report

The 2019 PFS for Mt Todd pursuant to NI 43-101 was filed on SEDAR on October 7, 2019 and furnished on EDGAR on October 15, 2019 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019 prepared by Rex Clair Bryan, Ph.D., Anthony Clark, P.E., Thomas L. Dyer, P.E., Amy L. Hudson, Ph.D., CPG, REM, Chris Johns, M.Sc., P.Eng., Deepak Malhotra, Ph.D., Zvon Ponos, BE, MIEAust, CPeng, NER, Guy Roemer, P.E., Vicki J. Scharnhorst, P.E., LEED AP, Jessica I. (Spriet) Monasterio, P.E., Keith Thompson, CPG, PG, each of whom is a qualified person under NI 43-101.

The following description of Mt Todd has been sourced, in part, from the 2019 PFS and readers should consult the 2019 PFS to obtain further particulars regarding Mt Todd.  The 2019 PFS is available for review under our profile at www.sedar.com and www.sec.gov. The 2019 PFS is not incorporated by reference into this annual report on Form 10-K.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the 2019 PFS.

Preliminary Feasibility Study Results: Base Case

The 2019 PFS successfully confirmed the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the efficiency of fine grinding and the resulting improved gold recoveries at a final grind size of P80 40 µm, and the selection of FLSmidth’s VXP mill as the preferred fine grinding mill. The 2019 PFS incorporates these changes and evaluates two development scenarios: a 50,000 tpd project that develops more of the Mt Todd resource and generates a larger net present value (“NPV”) (the “Base Case”); and a smaller and higher-grade 33,000 tpd project (the “Alternate Case”). The Alternate Case as presented in the 2019 PFS supersedes a similar alternate case presented in the 2018 PFS. The 2019 Alternate Case is not deemed material in light of the superior economics demonstrated by the 2019 Base Case.

The Base Case (50,000 tpd) includes:

•	Estimated proven and probable mineral reserves of 5.848 Moz of gold (221 Mt at 0.82 g Au/t) at a cut-off grade of 0.40 g Au/t(1)(2);
•

Average annual production of 413,400 ounces of gold over the mine life, including average annual production of 495,100 ounces of gold per year during the first five years of operations  excluding ramp-up and commissioning;

•	Life of Mine average cash costs of $645 per ounce, including average cash costs of $575 per ounce during the first five years of operations (excluding ramp-up and commissioning);
•	A 13-year operating life;
•	After-tax NPV5% of $823 million and internal rate of return (“IRR”) of 23.4% at a price of $1,350 per ounce of gold and a AUD:USD exchange rate of 0.70, and
•	Initial capital requirements of $826 million.

(1)

Cautionary note to investors:  Proven and probable mineral reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves. See the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above.

(2)	See “Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.

Base Case Presented in 2019 PFS

Highlights of the Base Case are presented in the table below:

	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.96	0.82
Payable Gold Annual Average (000's ozs)	495	413
Payable Gold Total (000's ozs)	2,476	5,305
Gold Recovery	92.3%	91.9%
Cash Costs ($/oz)(2)	$575	$645
AISC ($/oz)(2)	$688	$746
Strip Ratio (waste:ore)	2.65	2.52
Initial Capital ($ millions)		$826
After-tax NPV 5% ($ millions)		$823
After-tax IRR		23.4%
After-tax Payback (Production Years)		2.9

(1)

Table economics presented using $1,350/oz gold and a flat $0.70 : A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

(2)	Cash Costs per ounce and All in Sustaining Costs (“AISC”) per ounce are non-U.S. GAAP financial measures; see the Non-U.S. GAAP Financial Measures section below for additional disclosure.

The following chart presents the Base Case annual cash flow:

The following table provides additional details of the Base Case economics at variable gold price and foreign exchange assumptions:

Foreign	Gold Price
Exchange	$1,200		$1,300		$1,350		$1,400		$1,500
($/A$)	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	21.6%	$687	26.3%	$895	28.4%	$994	30.5%	$1,094	34.7%	$1,296
0.65	19.2%	$604	23.7%	$807	25.8%	$911	27.9%	$1,011	32.0%	$1,209
0.70	16.9%	$525	21.2%	$718	23.4%	$823	25.4%	$928	29.4%	$1,126
0.75	14.7%	$440	18.9%	$636	20.9%	$734	23.1%	$839	27.0%	$1,043
0.80	12.6%	$355	16.8%	$557	18.8%	$652	20.7%	$750	24.7%	$954

Key capital expenditures for Base Case initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)
Total Capital per payable ounce of gold	$156	$75	(1)

Note: Amounts may not add due to rounding. Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities.  We assume the power plant will be sold as a going concern.

(1) Net of asset sales.

The Base Case includes a 70MW gas-fired power plant in the initial capital.  The Project consumes all power generated during the operating life. Self-generated power creates significant savings in operating costs compared to grid-sourced power. During the four years of reclamation and closure, the 2019 PFS assumes we will continue to generate ~20MW of power and sell that power into the NT electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

The following table presents a breakdown of Base Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty(1)	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs(1)	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs(2)	$16.01	$575	$15.48	$645

(1)	Jawoyn Royalty and refining costs calculated at $1,350 per ounce gold. May not add due to rounding.
(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see the Non-U.S. GAAP Financial Measures section below for additional disclosure.

The life of mine production schedule contemplates 221.0 million tonnes of ore containing an estimated 5.85 million ounces of gold at an average grade of 0.82 g Au/t to be processed over a 13-year operating life of the Project. Total recovered gold is expected to be 5.3 million ounces. Average annual gold production over the life of the Project is expected to be 413,400 ounces, averaging 495,100 ounces during the first five years of commercial operations. Commercial production is anticipated to begin after two years of construction and six months of commissioning and ramp-up.

The following table highlights the Base Case production schedule:

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

Gold mineralization in the Batman deposit occurs in sheeted veins within silicified greywackes/shales/siltstones.  The Batman deposit strikes north-northeast and dips steeply to the east.  Higher grade zones of the deposit plunge to the south.  The core zone is approximately 200-250 meters wide and 1.5 kilometers long, with several hanging wall structures providing additional width to the orebody.  Mineralization is open at depth as well as along strike, although the intensity of mineralization weakens to the north and south along strike.

The Mt Todd Base Case is designed to be a large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation.  Ore is planned to be processed in a comminution circuit consisting of large-scale equipment, including: a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers followed by X-ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by VXP Mills, as discussed in greater detail below.  Vista plans to recover gold in a conventional carbon-in-pulp (“CIP”) recovery circuit.

The Mt Todd site was not reclaimed when the mine closed in the late 1990s.  Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement remains the responsibility of the NT Government until we have provided notice to the NT Government that we intend to take over and assume the management, operation, and rehabilitation of Mt Todd.  Vista does not plan to give such notice until a production decision has been made, the Project is fully permitted to construct the mine, and the necessary construction financing has been arranged.

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

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Hectares)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	3,982	Mining License Block	March 5, 1993	March 4, 2043	80 (due March 4)	N/A	May 4
MLN 1071	1,327	centered at	March 5, 1993	March 4, 2043	27 (due March 4)	N/A	May 4
MLN 1127	80	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	155	188555E, 435665N	September 4, 2017	September 3, 2042	3 (due September 4)	N/A	May 4
Subtotals	5,544				112	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2021	12 (due May 2)	25	May 14
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2021	36 (due September 16)	130	May 14
EL29886	595	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2021	41 (due September 16)	77	May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	3 (due May 2)	25	May 14
EL32004	163	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	2 (due November 21)	25	Dec 19
Subtotals	1,699				94	282

Totals A$					206	282
Totals US$ (exchange rate of A$1.00 = $0.70 on December 31, 2019					144	197

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

We are required annually to submit an MMP to the DPIR that details work to be done on the property.  We have received approval for all work done on the Project to date and obtained approval for the EIS.  Further permitting will be required before mine development can start. The related permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans.  Any future mining will require an approved closure plan and sufficient surety bonding to fund that closure.

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

During late 1986, Pacific Gold Mines NL (“Pacific”) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits.  Ore was transported to a CIP plant owned by Pacific at Moline.  This continued until December 1987.  Pacific ceased operations in the area in February 1988 having produced approximately 86,000 tonnes grading 4 g Au/t (historic reported production, not NI 43-101 compliant).  Subsequent negotiations between the joint venture partners Shell Company of Australia (“Billiton”), Zapopan NL (“Zapopan”) and Pacific resulted in the acquisition of this ground and incorporation into the joint venture.

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

Feasibility studies (not NI 43-101 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (“EPCM”) award to Minproc in November of that year.  The Phase I project was predicated upon a 4 million tonne per year (“Mtpy”) heap leach plant, which came on stream in late 1993.  The treatment rate was subsequently expanded to a rate of 6 Mtpy in late 1994.

Historic production is shown in the table below:

Category	Historic Production Actual
Tonnes Leached (million)	13.2
Head Grade (g Au/t)	0.96
Recovery (%)	53.8
Gold Recovered (oz)	220,755
Cost/t (AUD)	8.33
Cost/oz (AUD)	500
NOTE: All tonnages and grades are historic production numbers that pre-date Vista’s ownership. The QPs and issuer consider historic estimates to be relevant but not current.

Phase II involved expanding to 8 Mtpy and treatment through a flotation and carbon-in-leach circuit.  The feasibility study was conducted by a joint venture between Bateman Kinhill and Kilborne (“BKK”) and was completed in June 1995.

The Pegasus board approved the project on August 17, 1995, and awarded an EPCM contract to BKK in October 1995.  Commissioning commenced in November 1996.  Final capital costs to complete the project were AUD232 million (USD181 million).

Design capacity was never achieved due to inadequacies in the 3rd and 4th stages of the crushing circuit.  A throughput rate of just under 7 Mtpy was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit.  Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design production.  Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above USD400 in early 1996 to below USD300 per ounce at the end of 1997. This, combined with underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

In February 1999, General Gold Resources Pty. Ltd. (“General Gold”) agreed to form a joint venture with Multiplex Resources Pty Ltd (“Multiplex”) and Pegasus to own, operate, and explore the mine.  Initial equity participation in the joint venture was General Gold 2%, Multiplex 93%, and Pegasus 5%.  The joint venture appointed General Gold as mine operator, which contributed the operating plan in exchange for a 50% share of the net cash flow generated by the project, after allowing for acquisition costs and environmental sinking fund contributions.  General Gold operated the mine from March 1999 to July 2000. Operations ceased in July 2000, and Pegasus, through the Deed Administrators, regained possession of various parts of the mine assets in order to recoup the balance of purchase price owed to it.  Most of the equipment was sold in June 2001 and removed from the mine.

In March 2006, Vista acquired the concession rights from the Deed Administrators, surface rights from the JAAC and entered into a contract with the Government of the Northern Territory of Australia.

Geological Setting, Mineralization, and Deposit Type

Mt Todd is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitites, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province.  Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation.  These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with the minor volcanics.  The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation.  The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group.  The Finniss River Group strata have been folded about northerly trending F1 fold axes.  The folds are closed to open style and have moderate westerly dipping axial planes with some sections being overturned.  A later north-south compression event resulted in east-west trending open style upright D2 folds.  The Finniss River Group has been regionally metamorphosed to lower green schist facies.  Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1,789 Ma to 1,730 Ma, and brought about local contact metamorphism to hornblende hornfels facies.

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

The exploration effort initially focused on follow up work on targets developed by Pegasus during their tenure on the property.  These included the RKD target, Tablelands, and Silver Spray.  During a review of Pegasus’ airborne geophysical survey data, five distinct magnetic highs were observed located within sedimentary rocks that should have a low magnetic signature.  These features are similar to those at Batman, which, as a result of the included pyrrhotite, exhibits a strong magnetic high.  The geophysical targets were prioritized following review of historic work in the area and site visits.  To date, two of the geophysical targets, Golden Eye and Snowdrop, have been drilled and a third, Black Hill, has been covered by soil sampling.

The Wandie target has a different magnetic signature. Field examination identified small scale pits on an iron-rich outcropping.

There are no reportable resources and reserves on the ELs.  No data from the ELs are used in the development of the 2019 PFS results.

Exploration Sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	1,333	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2,601	143
2015	841	53
2016	241	27
2017	1,098	78
2018	341	132
2019	0	52
Total Samples	14,399	1,343

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

Sampling and assaying was done under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the 2019 PFS, as part of the overall Project sampling and assaying methodology.

Based on Tetra Tech’s resource analysis, at a cut-off grade of 0.40 g Au/t, measured mineral resources are estimated at 457,000 tonnes grading 1.27 g Au/t, indicated mineral resources are estimated at 5.7 million tonnes grading 1.12 g Au/t and inferred mineral resources are estimated at 1.6 million tonnes grading 0.84 g Au/t. Cautionary Note to Investors: see the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above.

Batman Deposit Drilling

The Batman deposit resource drillhole database consists of both pre-Vista and Vista drill holes.  All of the Vista resource drill holes are HQ-size core holes.  Vista has drilled a total of 92 HQ diamond drill holes totaling 58,863 meters.  All of the Vista diamond drill core samples were sawn into half splits for assaying purposes.

The pre-2007 exploration database (pre-Vista) consists of 743 drill holes, of which 226 are diamond drill holes and 517 are percussion drill holes.  These drill holes total approximately 98,000 meters.  The diamond core was a combination of NQ and HQ sizes, with the NQ core being sawed into half splits and the HQ core being sawed into quarter splits.

There has been no additional resource drilling since the issuance of the 2018 PFS. The 2019 PFS utilizes the same resource model as the 2018 PFS.

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

The following laboratories have been used for sample preparation, analyses, and check assays:

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

Vista is completely independent of each of the above listed analytical testing entities, other than the engagement of said entities as a service provider.

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

Mt Todd Mineral Reserves, Base Case (50,000 tpd) 0.40 g Au/t cut-off.  Mineral reserves calculated at $1,250 per ounce of gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(gAu/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	72,672	0.88	2,057	—	—	—	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	—	—	—	148,369	0.79	3,791
Total	207,687	0.84	5,616	13,354	0.54	232	—	—	—	221,041	0.82	5,848

Batman mineral reserves are reported using a 0.40 cut-off grade and a $1,250 per ounce gold price. Unit costs used: $1.90/tonne mined, milling cost $7.80/tonne processed, tailings cost $0.90 per tonne processed, G&A cost $0.46/tonne processed, water treatment $0.10/tonne processed, 1% gross royalty. Ore processing at 50,000 TPD, 355 Days/Yr., for a total of 17,750,000 TPY. Au recovery: sulfide 85%, transition 80%, oxide 80%.  Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.

Mt Todd Mineral Resources Base Case (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(gAu/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	457	1.27	19	78,182	0.88	2,210
Indicated	200,112	0.80	5,169	13,354	0.54	232	5,743	1.12	207	219,209	0.80	5,608
Total	277,837	0.82	7,360	13,354	0.54	232	6,200	1.13	225	297,391	0.82	7,818
Inferred	61,323	0.72	1,421	—	—	—	1,600	0.84	43	62,923	0.72	1,464

Note: Measured and indicated resources include proven and probable mineral reserves.  Batman and Quigleys mineral resources are estimated at a 0.40g Au/t cut-off grade.  Heap leach resources are the average grade of the heap, no cut-off applied.  Economic analysis conducted on proven and probable mineral reserves.

Cautionary note to investors:  Proven and probable mineral reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves see the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above. Furthermore, a number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

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
Third Rotation (Tilt: 0)

Mining Operations

Only open-pit mining methods are considered for mining at Mt Todd.  Mt Todd has been planned as a conventional, owner-operated, truck and shovel operation, that will use large-scale mining equipment in a drill/blast/load/haul operation.  The truck and shovel method provides reasonable cost benefits and selectivity for this type of deposit.

Mineral Processing

The flowsheet consists of open-circuit primary crushing, closed-circuit secondary crushing, closed-circuit tertiary crushing using HPGR crushers, ore sorting, two-stage grinding, cyclone classification, pre-leach thickening, leach and adsorption, elution electrowinning and smelting, carbon regeneration, tailings detoxification and disposal to conventional tailings storage facility (“TSF”).  The flowsheet for the Base Case is illustrated below.

Primary Crusher
Coarse Screen x2
Secondary Cone Crusher x2
Coarse Ore Stockpile
HPGR x2
Fine Screens x2
XRT Sorting x5
Laser Sorting x7
Ore Sorting Reject Bin
Cyclones x2
Ball Mill x2
Sump & Pumps
Sump & Pumps
Cyclones
VXP Mills x5
Cyclones
VXP Mills x5
Trash Screen x2
Pre-leach Thickener
Pump x2
Kiln Dewatering Screen
Regeneration Kiln
Carbon Quench Tank
Acid Washing
Acid Makeup Tank
Pre-Leach Conditioning Tanks
Leaching Tanks
Loaded Carbon Recovery
CIP Adsorption Tanks
Barren Carbon Dewatering Screen
Carbon Safety
Detox Tanks
To Tailings
To Tailings
Electrowinning Cell
Oven
Primary & Secondary Heat Exchange
Elution Column
Thermal Heater
Elution Tank
Fluxing Table
Smelting Furnace
Safe
Doré

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness estimates at the Batman deposit are consistent throughout the deposit and do not change at depth; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historic heap leach pad at the end of the proposed mine life.

The test work results collated from the 2011 and 2012 testing campaigns and additional metallurgical and process test work conducted in 2016, 2017, 2018, and 2019, together with the process design criteria, were used to develop the process flow sheet and mass balance.

Ore Hardness

Bond ball mill work indices (“BWi”) were determined at a grind size of P80 of 100 mesh for the various products, namely HPGR crusher, ore-sorting, composite samples and waste material.

The test results indicate the following:

•

The BWi for the ore sorter feed (plus 5/8” screened HPGR crusher product) was higher than the composite samples prepared from the minus 5/8” screened HPGR crusher product. Hence, it is reasonable to conclude that the uncrushed material in the HPGR is harder than the crushed product.

•	The waste material had a BWi higher than the composite sample prepared from the minus 5/8” HPGR crusher product, as well as the XRT ore sorting products that are returned to the HPGR crushers.
•	The BWi for the products ranged from 23.10 to 24.28. A BWi of 24.50 was selected for the design of the primary ball mill circuit.

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

HPGR Crusher Selection

The proposed Base Case comminution circuit incorporates the use of a gyratory crusher and two cone crushers for the primary and secondary stages, respectively, and contemplates the use of two HPGR crushers as the third-stage of the crushing circuit.

The test work also assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR crush/ball mill circuit (with 3rd stage HPGR crushing and 2-stage grinding) to generate a P80 passing 40 μm product.

This test work also confirms our prior test work and supports our comminution circuit design.  The use of HPGR crushers is anticipated to (a) produce a product that can be ground more efficiently (lower BWi); and (b) reduce energy requirements when compared to a SAG mill design.

Ore Sorting

The bulk ore sorting tests comprised four, five-tonne composites prepared from 3.75" drill core.  Three of the composites contained predominately sulfide mineralization and one composite contained mixed oxide/sulfide material that is encountered on the periphery of the deposit.  The drill core was HPGR crushed and screened at plus 5/8” at the facilities of Thyssen Krupp Industries near Dusseldorf, Germany.  The plus 5/8” material was sent to the test facility of Tomra Sorting Solutions near Hamburg, Germany where this material was initially sorted using XRT sorting.  A total of 12 sorting tests were completed.  The XRT rejects were then subjected to laser sorting to produce a final reject.  All material (minus 5/8” HPGR crushed, XRT product, laser product and sorting reject) was sent to the metallurgical laboratory of Resource Development Inc. in Wheat  Ridge, Colorado for subsequent sample preparation, assaying and additional metallurgical testing.

On a material mass basis, the combined XRT and laser sorting tests confirmed the Company’s expectation that it can reject approximately 10% of the run-of-mine feed as waste (test results range from 6.8% to 11.0%).  The average grade of the rejected material is estimated to be 0.12 g Au/t (results range from 0.06 g Au/t to 0.23 g Au/t) compared to the mine cut-off grade of 0.4 g Au/t, resulting in a gold loss from the rejected waste of approximately 1.3%.  The improvement in mill feed grade is expected to be approximately 8%, resulting in run-of-mine average mill feed grade of 0.91 g Au/t compared to the life-of-mine Batman Pit mineral reserve grade of 0.84 g Au/t.

Gold Recoveries

We continued evaluating gold recoveries using two-stage grinding and a finer product size. This test work has confirmed that the introduction of ore sorting to reduce the leach tonnage by approximately 10% and finer grinding to P80 of 40 µm yields an increase in recovery to ~91.9% net of solution losses.

A total of 71 additional leach tests were completed using the above mentioned two-staged grinding to confirm our resulting leach recoveries of 91.9%, net of solution losses. This test work has also confirmed a cyanide consumption rate of 0.88 kg per tonne.

Our recovery plant design utilizing a conventional, industry-proven, CIP circuit remains unchanged.

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to process nearly 13.4 million tonnes of material from the existing heap leach pad at Mt Todd.  The original Mt Todd started as a heap leach operation with historic records indicating that the average grade of material placed on the pad was 0.96 g Au/t.  Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and Tetra Tech created a 3D resource model that has an average grade of 0.54 g Au/t.

Initial evaluation efforts focused on re-starting the heap leach pad.  Bottle roll and column tests were completed, both of which supported the leachability of the material with gold recovery rates around 35%.  However, poor in situ permeability rates caused Vista to ultimately abandon plans to re-start the heap.

A total of 16 tests were completed on composites taken from 11 of the heap leach pad drill holes. The samples were ground to the size of P80 of 40 μm and pre-treated with lime and 100 g/t of lead nitrate to suppress copper leaching.  The material was then leached for 24 hours.  These results ranged between 71 and 91% with the average being 82.2%for this material when processed through the CIP plant.

The 2019 PFS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of mine life.  This ultimately is expected to reduce the scope of reclamation of the heap leach pad to the pad liner and regrading only.

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital cost overruns in the mining industry over the last decade.  Existing mining infrastructure items include:

•	an existing tailings storage facility that is expected to contain approximately 87 million tonnes of material processed;
•	an existing fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
•

a natural gas pipeline at site that can supply sufficient natural gas to meet the project’s energy requirements which, coupled with the planned power generating plant, would save considerably on Project operating costs compared to grid-supplied power;

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

In November 2018, we applied for the MMP approval,  which is the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP is currently under review by the DPIR.

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

The Jawoyn people have been consulted with and involved in the planning of the project.  Areas of aboriginal significance have been designated, and the mine plan has avoided development in these restricted works areas.

Water Treatment

We have an approved WDL from the NT Government that authorizes the release of treated water from the Mt Todd site during the wet season in accordance with higher environmental protection standards. We operate in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At the end of December 2019, the pit only contains 3.3 gigaliters of water due to previous dewatering operations. Under normal wet season discharge conditions, we are able to discharge approximately 2.5 gigaliters of water. Accordingly, we expect that dewatering of the pit will not present any major issues when resuming operations in the Batman pit.

2019 Program Results

In January 2019, we announced the results of ore sorting tests on high-grade samples.  These tests demonstrated the efficiency of using ore sorting across a wider range of feed grades.  Specifically, the results demonstrated a natural concentration of gold in the fine fraction of the HPGR crusher product and lower gold losses from sorting high grade ore compared to sorting average or low grade ore.

Subsequent metallurgical testing was completed to evaluate the optimal grind size.  Testing was completed to evaluate the efficiency of, and determine operating parameters for the IsaMill and VXP mill across a range of final grind sizes.  Grinding test products were leached to provide additional data about the relationship between grind size and gold recovery.  The test program demonstrated that in our proposed application, the VXP mills could be expected to consume less power.  These results formed the basis for updated designs in the process plant and improved gold recoveries.

In September 2019, we announced the results of an updated preliminary feasibility study.  This study incorporated the metallurgical test results and process area design changes, a gold price of US$1,350 per ounce, and a foreign exchange rate of US$0.70 per AUD.

2020 Plans

Our 2020 plans will leverage the 2019 PFS to further advance the Project and demonstrate that Mt Todd is poised to become a major Australian gold producer. Among our priorities is to secure a development partner for Mt Todd. We also intend to continue de-risking and enhancing the value of Mt Todd in a cost-effective manner. This includes working with the DPIR to gain approval of the MMP, continuing productive engagement with the JAAC and maintaining our environmental stewardship programs. We expect to incur approximately $2,800 during 2020 for these activities and other fixed costs associated with Mt Todd. Other discretionary programs consistent with these 2020 plans may also be undertaken, but no budgeted amounts have been determined at this time.

Mt Todd is without known mineral reserves under SEC Industry Guide 7 and the project remains exploratory in nature.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Minera Alamos Inc. and its subsidiary Minera

Alamos de Sonora S.A. de C.V. (“Minera Alamos”). In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. by way of an assignment agreement (the “Assignment Agreement”), with our consent. ePower Metals Inc. subsequently changed its name to Prime Mining Corporation (“Prime Mining”). The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from Prime Mining to Minera Alamos.

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment under the Los Reyes Option Agreement by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, the Optionholder paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019. The third $1,500 option payment was received in October 2019.

Guadalupe de los Reyes is without known mineral reserves under SEC Industry Guide 7 or NI 43-101 and the Company does not consider it a material mineral property at the time of this report.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2019, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American under the trading symbol “VGZ”.  On February 6,  2020, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.67, there were 100,698,124 Common Shares issued and outstanding, and we had approximately 244 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as at December 31, 2019.  The Company’s equity compensation plans as of December 31, 2019 were the Stock Option Plan, the Long-Term Incentive Plan (“LTIP”), and the Deferred Share Unit Plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	3,294,301	0.32	6,775,511
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	3,294,301	0.32	6,775,511

As of December 31, 2019,  1,491,301 restricted share units (“RSUs”) are outstanding under the LTIP,  366,000 deferred share units (“DSUs”) are outstanding under the DSU Plan, and 1,437,000 options are outstanding under the Stock Option Plan to acquire an aggregate of 3,294,301 Common Shares.

See Note 6 to our consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional information relating to our equity compensation plan.

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

Generally, a holder’s Common Shares will not be “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX) unless both of the following conditions are met at any time during the 60 month period ending at the particular time:

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code.  See the section “Item 1A. – Risk Factors – The Company is likely a PFIC, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2019, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2019 and 2018, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share amounts. References to C$ refer to Canadian currency, AUD or A$ to Australian currency, and USD or $ to United States currency.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory (“NT”) Australia. Mt Todd is the largest undeveloped gold project in Australia. In January 2018, the Company received authorization for the last major environmental permit. Vista has completed additional metallurgical testing, including ongoing fine grinding evaluations, which demonstrate further improvements in gold recovery. In September 2019, the Company announced the results of an updated preliminary feasibility study. With these important milestones and subsequent project improvements complete, Vista is in a better position to identify and pursue a development partner that may provide the best opportunity for shareholders to realize fair value for Mt Todd. This also positions us to continue de-risking and enhancing the value of Mt Todd in a cost-effective manner. We also hold 6.9 million shares of the outstanding common shares in the capital of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico and royalty interests in the United States and Indonesia.

Results from Operations

Summary

Consolidated net loss for the year ended December 31, 2019 was $9,386, or $0.09 per common share in the capital of Vista (each, a “Common Share”). Consolidated net loss and comprehensive loss for the year ended December 31, 2018 was $8,714 or $0.09 per Common Share. The principal components of our 2019 net loss and these year-over-year changes are discussed below.

The Company had $7,756 of working capital and no debt as of December 31, 2019.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs, including fixed costs, discretionary programs, and non-cash stock-based compensation, were $4,093 and $4,803 during the years ended December 31, 2019 and 2018, respectively. These costs are predominantly associated with Mt Todd and are comprised of fixed costs and discretionary costs.

For the years ended December 31, 2019 and 2018 our fixed costs totaled $3,028 and $3,603, respectively. These costs include expenditures necessary to ensure that we preserve our property rights and meet all of our safety, regulatory and environmental responsibilities. The principal components of this decrease include a favorable AUD:USD exchange rate, which reduced costs in USD terms by about $300, non-discretionary exploration activities reduced by $170 in 2019, and water management costs which were $110 lower in 2019.

Mt Todd 2019 discretionary programs totaled approximately $1,065, principally for additional ore sorting testing and update of the Mt Todd preliminary feasibility study which was completed in the third quarter of 2019. The 2018 discretionary programs totaled approximately $1,200. The 2018 discretionary programs included large-scale ore sorting tests with subsequent metallurgical and grinding studies, and exploration drilling at Mt Todd.

Included in the 2019 and 2018 exploration, property evaluation and holding costs were non-cash stock-based compensation of $172 and $249, respectively.

Corporate administration

Corporate administration costs were $3,940 and $4,072 during the years ended December 31, 2019 and 2018, respectively. Included in the 2019 and 2018 corporate administration costs is non-cash stock-based compensation of $593 and $733 respectively. Other corporate administration costs were generally consistent during 2019 and 2018.

Depreciation

Depreciation costs were $52 and $983 during the years ended December 31, 2019 and 2018, respectively. Depreciation in 2018 includes $695 to adjust the net book value of plant and equipment to account for the cumulative effect of immaterial calculation differences in prior years.

Impairment of Used Mill Equipment

In 2018, the Company evaluated the value of the mill equipment for recoverability. Based on an independent valuation by a qualified third party, and allowing for selling commissions and costs, the Company recorded a Level 3 impairment charge of $1,000 for the year ended December 31, 2018. Another valuation was conducted as of December 31, 2019, and no further impairment charge was required.

Non-operating income and expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $(1,643) and $1,716 for the years ended December 31, 2019 and 2018, respectively. These amounts are the result of changes in fair value of our marketable securities, mainly Midas Gold Shares. The Company sold approximately 900,000 shares of Midas Gold and received net proceeds of $413 with a realized loss of $2 during the year ended December 31, 2019. There were no Midas Gold Share sales during the year ended December 31, 2018.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $7,053 and $8,567 for the years ended December 31, 2019 and 2018, respectively. This decline of $1,514 resulted from cash of $1,186 used during 2018 to reduce accounts payable and accrued liabilities that resulted from relatively high discretionary program activity, including the 2018 PFS; $710 lower cash expenditures for exploration during 2019 compared to 2018; and other net increases in cash used for operating activities during 2019 of $382.

Investing Activities

Cash provided by investing activities of $7,377 for the year ended December 31, 2019 resulted primarily from $3,737 received for net redemptions of short-term investments comprised of U.S. Government Treasury bills and notes and receipt of $3,167 under the Guadalupe de los Reyes option agreement.

Cash provided by investing activities of $8,304 for the year ended December 31, 2018 resulted primarily from $8,147 received for net redemption of short-term investments comprised of U.S. Government Treasury bills and notes.

Financing Activities

Net cash of $13 for the year ended December 31, 2019 was provided by $89 received from exercised stock options less $76 for payment of certain employee withholding tax obligations in lieu of the issuance of common shares.

Net cash of $97 for the year ended December 31, 2018 was provided by $86 received from exercised stock options less $122 utilized for the payment of certain employee withholding tax obligations in lieu of the issuance of common shares and $61 used to buy back stock options.

Liquidity and Capital Resources

Our cash and short-term investments as of December 31, 2019 decreased to $4,668 from $8,068 at December 31, 2018 due mainly to operating activities as discussed above, partially offset by net proceeds from investing activities other than short term investments. Our net working capital decreased to $7,756 as at December 31, 2019 from $13,198 at December 31, 2018 due mainly to the decrease in cash and short-term investments to fund operating activities and the reduction in fair value of our Midas Gold Shares, partially offset by receipts of $3,167 under the Los Reyes Option Agreement.

Although working capital continued to decline during 2019, we believe our existing working capital, together with potential future sources of non-dilutive financing, will be sufficient to fully fund for more than 12 months our currently planned corporate expenses and project holding costs, which we expect to be generally consistent with 2019 costs, and discretionary programs.

Potential future sources of non-dilutive financing that management is seeking to convert to additional working capital include monetization of royalty interests held by the Company, future option payments under the Los Reyes Option Agreement and sales of non-core assets such as our used mill equipment. Vista has entered into agreements to monetize certain royalty interests during 2020 and 2021; however, payments to Vista are at the discretion of the counterparties. Should any of the counterparties not make payments when due, Vista will retain the respective royalty interests and believes other monetization alternatives exist. The Los Reyes Option Agreement has one remaining option payment due, at the discretion of Prime Mining, in October 2021. The used mill equipment is being marketed by a third-party pre-owned mining equipment dealer. The Company plans to continue its focus on monetizing our non-dilutive potential sources of funding as existing working capital decreases.

In addition to existing working capital and other potential sources of non-dilutive financing highlighted above, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a low cost. Under the ATM Agreement the Company may, but is not obligated to, issue and sell Common Shares through Wainwright as sales manager in an at-the-market offering under a prospectus supplement to a base shelf prospectus for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of Common Shares under the ATM Program will be made only in the United States, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at-the-market prices prevailing at the time of sale. As a result, prices of the Common Shares sold under the ATM Program may vary during the period of distribution. At December 31, 2019 no offers or sales had been made under the ATM Program.

Vista’s viability beyond 12 months is dependent upon our ability to maintain our low expenditure profile, realize value from non-dilutive assets and, if necessary, issue additional equity to secure sufficient funding to advance significant value-adding programs that will focus on generating future cash flows and positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	3,676	3,676	—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments	5,462	5,462	—
Used mill equipment (non-recurring)	5,500	—	5,500

Our other investments are classified as Level 1 of the fair value hierarchy as they are valued at unadjusted quoted market prices in an active market. Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at 2018 was based on an independent third-party valuation. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no material transfers between levels nor were there any changes in valuation techniques in 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

We have no material contractual obligations as of December 31, 2019.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2019
Revenue	$—	$—	$—	$—
Net income/(loss)	(1,192)	(2,498)	(3,044)	(2,652)
Basic income/(loss) per share	(0.01)	(0.02)	(0.03)	(0.03)
2018
Revenue	—	—	—	—
Net income/(loss)	(3,781)	(2,062)	(1,923)	(948)
Basic income/(loss) per share	(0.04)	(0.02)	(0.02)	(0.01)

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

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2019 and 2018, we recorded insignificant net foreign currency gains/(losses).

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

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. When we determine that a mineral property can be economically developed and reserves are established under SEC Industry Guide 7, costs incurred thereafter to develop such property will be capitalized. Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned, any undepleted costs will be charged to loss in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Proceeds received from option or sale agreements are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero. Thereafter, any additional proceeds received are recognized as a contract liability (deferred option gain) until control has transferred to the buyer or the related contract terminates.

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

Stock-Based Compensation

Under our stock option,  long-term incentive, and deferred share unit plans, the Company can grant stock incentive options, restricted share units, and deferred share units to executives, employees, consultants and non-employee directors as applicable. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common Shares in the Consolidated Balance Sheets. The fair values of options are calculated using the Black-Scholes option pricing model. The fair value of restricted and deferred share units is based on the closing price of our Common Shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures of unvested awards for all stock-based compensation result in expense reversal upon forfeiture.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities. Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value. Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy. Our other investments, comprised of Midas Gold Shares and other investments, are accounted for using the fair value option based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy. The mill equipment was valued using a third-party appraisal and is included in Level 3 of the fair value hierarchy.

Recent accounting pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. This new standard established a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard on January 1, 2019 using the modified retrospective approach. We recognized additional liabilities of $186 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments. Adoption of the standard did not affect lease classification or expense recognition. The discount rate used for discounting future payments was 13.6%. The Company does not include short term leases in its ROU asset and lease liability calculations. As of December 31, 2019, the ROU asset was $89 and the lease liability was $89, comprised of $81 included in accrued liabilities and other, and $8 in non-current liabilities. The Company’s leases had remaining terms ranging from 0.3 to 2.3 years as of December 31, 2019.

Non-U.S. GAAP Financial Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP prospective financial performance measures. Because the non-U.S. GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-U.S. GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-U.S. GAAP measures Total Cash Costs, Cash Costs per ounce and All-in Sustaining Costs (“AISC”) per ounce are not, and are not intended to be, presentations in accordance with U.S. GAAP. As referenced in the 2019 PFS, these measures represent, respectively, our prospective cash costs and all-in sustaining costs related to our Project.

We believe that these metrics help investors understand the economics of the Project. We present the Non-U.S. GAAP financial measures for our Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed. Other companies may calculate these measures differently.

Total Cash Costs and All-In Sustaining Costs

Total Cash Costs, Cash Costs per ounce, and AISC per ounce are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a comparable standard. The Company reports Cash Costs and AISC per ounce because it believes that these metrics more completely reflect mining costs over the life of a mine. These metrics are widely used in the gold mining industry as a benchmark for performance.

Total Cash Costs consist of operating costs net of power sales, refining costs, and non-government royalties, and exclude depreciation and amortization. The sum of these costs is divided by the corresponding gold ounces estimated to be sold to determine a Cash Cost per ounce amount. The Company’s Total Cash Costs exclude the allocation of corporate general and administrative costs.

AISC consist of Total Cash Costs (as described above), plus sustaining capital costs. The sum of AISC is divided by the corresponding gold ounces estimated to be sold to determine AISC per ounce.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2019, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s assessment of internal control over financial reporting at December 31, 2019 has been audited by Plante & Moran, PLLC, an independent registered public accounting firm, as stated in their report titled Report of Independent Registered Public Accounting Firm which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Vista Gold Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income/(loss) and comprehensive income/(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 26, 2020

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$1,408	$1,071
Short-term investments (Note 3)	3,260	6,997
Other investments, at fair value (Note 3)	3,676	5,462
Other current assets	482	540
Total current assets	8,826	14,070

Non-current assets:
Mineral properties (Note 4)	2,146	2,421
Plant and equipment, net (Note 5)	5,623	5,635
Right-of-use assets (Note 2)	89	—
Total non-current assets	7,858	8,056
Total assets	$16,684	$22,126

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$190	$195
Accrued liabilities and other	640	435
Provision for environmental liability	240	242
Total current liabilities	1,070	872
Non-current liabilities:
Deferred option gain (Note 4)	2,960	—
Lease liability (Note 2)	8	—
Total non-current liabilities	2,968	—
Total liabilities	4,038	872

Commitments and contingencies – (Note 7)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2019 - 100,698,124 and 2018 - 100,268,161 (Note 6)	457,716	456,938
Accumulated deficit	(445,070)	(435,684)
Total shareholders’ equity	12,646	21,254
Total liabilities and shareholders’ equity	$16,684	$22,126

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS) AND COMPREHENSIVE INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Years Ended December 31,
	2019	2018
Operating expense:
Exploration, property evaluation and holding costs	$(4,093)	$(4,803)
Corporate administration	(3,940)	(4,072)
Depreciation and amortization	(52)	(983)
Write-down of plant and equipment (Note 5)	—	(1,000)
Total operating expense	(8,085)	(10,858)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	(1,643)	1,716
Interest income	121	368
Other income/(expense)	221	60
Total non-operating income/(expense)	(1,301)	2,144

Loss before income taxes	(9,386)	(8,714)
Net loss	$(9,386)	$(8,714)

Comprehensive loss	$(9,386)	$(8,714)

Basic:
Weighted average number of shares outstanding	100,533,448	99,738,461
Net loss per share	$(0.09)	$(0.09)

Diluted:
Weighted average number of shares outstanding	100,533,448	99,738,461
Net loss per share	$(0.09)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Accumulated other	Total
	Common		Accumulated	comprehensive	shareholders’
	shares	Amount	deficit	income/(loss)	equity
Balances at December 31, 2017	99,412,007	$456,053	$(426,968)	$(2)	$29,083
Cumulative adjustment related to Accounting Standard Update 2016-01	—	—	(2)	2	—
Adjusted balances at January 1, 2018	99,412,007	456,053	(426,970)	—	29,083
Shares issued (RSUs vested, net of shares withheld) (Note 6)	637,554	(122)	—	—	(122)
Shares issued (exercise of stock options)	218,600	86	—	—	86
Stock-based compensation (Note 6)	—	982	—	—	982
Option Amendment (Note 6)	—	(61)	—	—	(61)
Net loss	—	—	(8,714)	—	(8,714)
Balances at December 31, 2018	100,268,161	$456,938	$(435,684)	$—	$21,254

Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$—	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	266,296	(76)	—	—	(76)
Shares issued (exercise of stock options) (Note 6)	163,667	89	—	—	89
Stock-based compensation (Note 6)	—	765	—	—	765
Net loss	—	—	(9,386)	—	(9,386)
Balances at December 31, 2019	100,698,124	$457,716	$(445,070)	$—	$12,646

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,386)	$(8,714)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	52	983
Stock-based compensation	765	982
Write-down of plant and equipment	—	1,000
Other gains and losses	(134)	—
(Gain)/loss on other investments	1,643	(1,716)
Change in working capital account items:
Other current assets	(31)	84
Provision for environmental liability	(2)	—
Accounts payable, accrued liabilities and other	40	(1,186)
Net cash used in operating activities	(7,053)	(8,567)
Cash flows from investing activities:
Proceeds from sales of marketable securities	413	170
Disposition of short-term investments, net of acquisitions	3,737	8,147
Additions to plant and equipment	(40)	(63)
Proceeds from option/sale agreements, net	3,267	50
Net cash provided by investing activities	7,377	8,304
Cash flows from financing activities:
Payment of taxes from withheld shares	(76)	(122)
Option Amendment	—	(61)
Proceeds from exercise of stock options	89	86
Net cash provided by / (used in) financing activities	13	(97)

Net increase (decrease) in cash and cash equivalents	337	(360)
Cash and cash equivalents, beginning of period	1,071	1,431
Cash and cash equivalents, end of period	$1,408	$1,071

Supplemental cash flow information – Note 9

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share amounts and per ounce amounts)

1. Nature of Operations

Vista operates in the gold mining industry. We are focused on the evaluation, acquisition, exploration and advancement of gold exploration, and potential development projects, that may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration.  We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”)  in the Northern Territory Australia. Mt Todd is the largest undeveloped gold project in Australia. We have invested substantial amounts to evaluate, engineer, permit and de-risk the Project. We believe these efforts have added to the underlying value of the Project and demonstrate strong development potential. In January 2018, the Company announced positive results of an updated preliminary feasibility study for Mt Todd (the “2018 PFS”). Later in 2018 and in 2019, we continued additional metallurgical testing that demonstrated improved gold recovery compared to the 2018 PFS. These test results, other findings and the outcome of an independent benchmarking study were incorporated into an updated preliminary feasibility study, which was issued in October 2019 .

As of December 31, 2019, the Company holds 6.9 million shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, royalty interests in the United States and Indonesia, and other miscellaneous holdings of third-party equity securities.

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

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2019 and 2018, we recorded insignificant net foreign currency gains/(losses).

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

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. When we determine that a mineral property can be economically developed and reserves are established under SEC Industry Guide 7, costs incurred thereafter to develop such property will be capitalized. Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned, any undepleted costs will be charged to loss in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Proceeds received from option or sale agreements are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero. Thereafter, any additional proceeds received are recognized as a contract liability (deferred option gain) until control has transferred to the buyer or the related contract terminates.

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

Stock-Based Compensation

Under our stock option, long-term incentive, and deferred share unit plans, the Company can grant stock incentive options, restricted share units, and deferred share units to executives, employees, consultants and non-employee directors as applicable. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common Shares in the Consolidated Balance Sheets. The fair values of options are calculated using the Black-Scholes option pricing model. The fair value of restricted and deferred share units is based on the closing price of our Common Shares on the grant date. The expense is based on the fair values of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures of unvested awards for all stock-based compensation result in expense reversal upon forfeiture.

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

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities. Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value. Our marketable securities are classified as available-for-sale. Accordingly, these securities are carried at fair value, which is based upon quoted market prices in an active market and included in Level 1 of the fair value hierarchy. Our other investments, comprised of Midas Gold Shares and other investments, are accounted for using the fair value option based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy. The mill equipment was valued using a third-party appraisal and is included in Level 3 of the fair value hierarchy.

Recent accounting pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. This new standard established a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company adopted the standard on January 1, 2019 using the modified retrospective approach. We recognized additional liabilities of $186 on adoption, with corresponding ROU assets of the same amount, based on the present value of the remaining lease payments. Adoption of the standard did not affect lease classification or expense recognition. The discount rate used for discounting future payments was 13.6%. The Company does not include short term leases in its ROU asset and lease liability calculations. As of December 31, 2019, the ROU asset was $89 and the lease liability was $89, comprised of $81 included in accrued liabilities and other, and $8 in non-current liabilities. The Company’s leases had remaining terms ranging from 0.3 to 2.3 years as of December 31, 2019.

3. Other Investments

Short-term investments

As of December 31, 2019 and 2018, the amortized cost basis of our short-term investments was $3,260 and $6,997, respectively. The amortized cost basis approximates fair value at December 31, 2019 and 2018. Short-term investments at December 31, 2019 and 2018 are comprised of U.S. Government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

Other investments

Investments in marketable securities are recorded at fair value in the Consolidated Balance Sheets.  Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) in the period in which they occur. Most of our other investments are our investment in Midas Gold. We held 7,802,615 shares of Midas Gold at December 31, 2018. During the year ended December 31, 2019, the Company sold 920,500 Midas Gold Shares for net proceeds of $413 and a loss of $2 compared to the most recent measurement period. Cumulative realized loss since acquisition of these Midas shares was $1,975, of which $1,973 was recognized in previous periods as unrealized loss, net. We held 6,882,115 shares of Midas Gold at December 31, 2019. The Company also held 1,333,334 shares of Nusantara Resources Limited (“Nusantara Resources”) as of December 31, 2019. Of the $1,643 unrealized loss in 2019, $230 related to the 920,500 Midas Gold shares sold in 2019 and $1,413 related to the remaining Midas Gold and Nusantara Resources shares held at December 31, 2019.

The following table summarizes our investments in marketable securities as at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
Fair value at beginning of period	$5,462	$3,746
Midas Gold Shares sold	(415)	—
Nusantara Resources shares	272	—
Unrealized gain/(loss)	(1,643)	1,716
Fair value at end of period	$3,676	$5,462

4. Mineral Properties

	At December 31, 2019	At December 31, 2018
Mt Todd, Australia	$2,146	$2,146
Guadalupe de los Reyes, Mexico	—	275
	$2,146	$2,421

Guadalupe de los Reyes

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”). In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. by way of an assignment agreement (the “Assignment Agreement”), with our consent. ePower Metals Inc. subsequently changed its name to Prime Mining Corporation (“Prime Mining”). The Assignment Agreement provides that in certain circumstances, the rights under the Option Agreement will revert from Prime Mining to Minera Alamos.

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

In October 2018, the Company agreed to extend the due date for the second $1,500 option payment under the Los Reyes Option Agreement by six months to April 23, 2019, at which time the payment was made. As consideration for the deferral, the Company received an additional $150 in cash, $50 paid on October 24, 2018 and $100 paid on January 23, 2019. In addition, Minera Alamos paid interest of $67 at a rate of 1.5% per month on the unpaid balance of the $1,500 payment beginning January 24, 2019. The third $1,500 option payment was received in October 2019.

The Company has determined that control of the Los Reyes project has not been transferred for accounting purposes. Therefore, the first option payment of $1,500 received in October 2017 and the $150 for extension of the second option payment were accounted for as a reduction to carrying value. Receipt of the second option payment of $1,500 and interest of $67 during April 2019 reduced the carrying value to zero and resulted in recognition of $1,392 as a deferred option gain. The third Los Reyes project option payment of $1,500 was received from Prime Mining in October 2019 which increased the deferred option gain to $2,892. The deferred option gain will be recognized upon the earlier of the Optionholder completion the final option payment of $1,500 and transfer of title of the Los Reyes project or cancellation of the agreement. Potential royalty revenue and scheduled future option payments have not been recognized for accounting purposes.

Awak Mas

On November 1, 2019, we entered into an agreement with PT Masmindo Dwi Area, the entity that holds the Awak Mas project, to amend the Company’s royalty agreement with Awak Mas. PT Masmindo Dwi Area is a wholly owned subsidiary of Nusantara Resources. As consideration for entering into the amendment, Nusantara Resources made a $100 payment and issued 666,667 of its shares with a value of $136 to Vista on November 1, 2019.  Including shares acquired through a previous transaction, Vista now holds a total of 1,333,334 shares of Nusantara Resources, representing less than 1% of the issued and outstanding shares. The amendment modifies the original royalty agreement to allow PT Masmindo Dwi Area or a nominated party to make a $2,400 payment to Vista by April 30, 2020, which will cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. If the first royalty cancellation payment is made, then PT Masmindo or a nominated party will have the right to cancel the remaining 1% NSR and 1.25% NSRs for an additional payment of $2,500 by April 30, 2021. The initial consideration has been deferred and included in accrued liabilities and other. This consideration will be allocated to each royalty cancellation and recognized as each cancellation occurs.

5. Plant and Equipment

	December 31, 2019			December 31, 2018
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,237	$5,114	$123	$5,197	$5,062	$135
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,070	$5,447	$5,623	$11,030	$5,395	$5,635

We continue to actively market the used mill equipment, however, we do not classify it as ‘held for sale’ on our Consolidated Balance Sheets as of December 31, 2019 or 2018 as we do not have reasonable assurance that the mill equipment will sell within 12 months.  We are not currently depreciating the used mill equipment as we continue to market it and it is not in use. Based on an independent valuation report prepared by a qualified third party, and allowing for selling commissions and costs, the Company recorded a Level 3 impairment charge of $1,000 for the year ended December 31, 2018. The carrying value of the used mill equipment is $5,500 as of December 31, 2019 and 2018.

December 31, 2018 cost basis and accumulated depreciation totals were adjusted for fully depreciated assets which were no longer in use and had been removed from service. The Company recorded additional depreciation of $695 in 2018 to adjust the net book value of plant and equipment to account for the cumulative effect of immaterial calculation differences in prior years. No such adjustments were made in 2019.

6. Common Shares

Share Issuances

During the years ended December 31, 2019 and 2018 we issued 429,963 and 856,154  Common Shares, respectively, in connection with the vesting of restricted share units (“RSUs”) and/or stock option exercises.

Warrants

Outstanding warrants are summarized in the following table:

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)	Intrinsic value
As of December 31, 2017	6,514,625	$1.92	1.6	$—
As of December 31, 2018	6,514,625	$1.92	0.6	$—
Expired	(6,514,625)	$1.92		$—
As of December 31, 2019	—	$—	—	$—

Stock-Based Compensation

Under the Company’s stock option plan (the “Plan”), we may grant options to purchase Common Shares in the capital of the Company (“Common Shares”) to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the Plan, together with all other stock-based compensation arrangements, which include RSUs currently outstanding under the Company’s long term equity incentive plan (“LTIP”) and deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”), is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Any shares issued under these plans are newly issued shares. In 2018, the Company issued phantom units to be settled in cash. Options, RSUs, DSUs, and phantom units are granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting periods and other terms as determined by the Board.

Stock-based compensation expense for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
	2019	2018
Stock options	$194	$320
Restricted share units	362	662
Deferred share units	209	—
	$765	$982

Phantom units	$84	$23

As of December 31, 2019, unrecognized compensation expense for stock options, RSUs, and phantom units were $54, $357, and $79, respectively, which is expected to be recognized over weighted average periods of 0.6,  1.2, and 1.0 years, respectively.

Stock Options

A summary of stock option activity under the Plan as of December 31, 2019 and 2018 and changes during the period then ended is set forth in the following table:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2017	1,144,500	0.42	1.15	$346
Granted	1,142,000	0.71
Exercised	(218,600)	0.39		36
Cancelled/Forfeited	(748,751)	0.36		—
Outstanding - December 31, 2018	1,319,149	$0.71	3.84	$1
Granted	350,000	0.73
Exercised	(163,667)	0.54		33
Cancelled/Forfeited	(16,667)	0.75		—
Expired	(51,815)	0.70		2
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35

Exercisable - December 31, 2019	922,996	$0.74	3.38	$25

A summary of our unvested stock options as of December 31, 2019 and 2018 and changes during the period then ended is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2017	246,250	0.22	0.99
Granted	1,142,000	0.45
Cancelled/Forfeited	(246,250)	0.22
Vested	(382,331)	0.45
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - December 31, 2019	514,004	$0.40	0.61

The fair value of stock options granted during the years ended December 31, 2019 and 2018 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted-average assumptions:

	2019	2018
Expected volatility	61.1%	76.2%
Risk-free interest rate	2.0%	2.7%
Expected life (years)	2.8	5.0
Dividend yield	0%	0%
Forfeiture assumption	0%	0%

Option pricing models require the input of highly subjective assumptions, including the expected price volatility.  Expected price volatility is based on the historical volatility of our Common Shares.  Changes in the subjective input assumptions can materially affect the fair value estimate.  The expected term of the options granted represents the period of time that the options granted are expected to be outstanding using the simplified approach.  The risk-free rate for the periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the date of grant.

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

Restricted Share Units

The following table summarizes the RSU activity under the LTIP as of December 31, 2019 and 2018 and changes during the years then ended:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2017	1,567,907	$0.85
Granted	319,000	0.75
Cancelled/forfeited	(246,683)	0.90
Vested, net of shares withheld	(637,554)	0.88
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(657,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - December 31, 2019	1,491,301	$0.51

During the years ended December 31, 2019 and 2018, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period.  Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date provided the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 32% could vest based on a fixed future date, approximately 25% and 43% could vest on performance and market criteria respectively.  The minimum vesting period for RSUs is one year.  In May 2019, the Company’s shareholders approved an amendment to the LTIP such that non-employee directors are excluded from future grants under the LTIP.

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

The following table summarizes the DSU activity under the DSU Plan as of December 31, 2019 and changes during the year then ended:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Outstanding - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - December 31, 2019	366,000	0.57

Phantom Units

During the year ended December 31, 2018, the Company granted a total of 265,000 phantom units to certain employees. The value of each unit is equal to the Company’s share price on the vesting date and is payable in cash. The phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. Unrecognized compensation expense on these units is based on the Company’s stock price at year end. The Company accounts for these units as awards classified as liabilities with $26 and $23 included in current liabilities as of December 31, 2019 and

2018, respectively. The Company recognized $84 and $23 of compensation expense for these units in the years ended December 31, 2019 and 2018, respectively. The Company paid $81 for phantom units which vested during the year ended December 31, 2019.

A summary of unvested phantom units as of December  31, 2019 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2017	—
Granted	265,000
Unvested - December 31, 2018	265,000	1.50
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - December 31, 2019	144,000	1.00

Weighted Average Common Shares

	At December 31,
	2019	2018
Basic Common Shares	100,533,448	99,738,461
Effect of dilutive stock-based awards	—	—
Diluted Common Shares	100,533,448	99,738,461

Stock options to purchase 1,437,000 Common Shares, unvested RSUs representing 1,491,301 Common Shares, and vested DSUs representing 366,000 unissued Common Shares were outstanding at December 31, 2019 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.  Stock options to purchase 1,319,149 Common Shares, unvested RSUs representing 1,002,670 Common Shares, and 6,514,625 warrants to purchase Common Shares were outstanding at December 31, 2018 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

During November 2017, the Company entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell Common Shares through Wainwright as sales manager in an at-the-market offering under a prospectus supplement to a base shelf prospectus for aggregate sales proceeds of up to $10,000 (the “ATM Program”).  The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with the terms therein. Offers or sales of Common Shares under the ATM Program will be made only in the United States and no offers or sales of Common Shares under the Agreement will be made in Canada. The Common Shares will be distributed at the market prices prevailing at the time of sale. As a result, prices of the Common Shares sold under the ATM Program may vary during any period of distribution. At December 31, 2019 and December 31, 2018 no offers or sales had been made under the ATM Program.

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

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

	Fair value at December 31, 2018
	Total	Level 1	Level 3
Other investments	$5,462	$5,462	$—
Used mill equipment (non-recurring)	$5,500	$—	$5,500

Our marketable securities and investment in Midas Gold Shares and Nusantara Resources shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.  Marketable securities are included in other current assets on the Consolidated Balance Sheets for each period presented.

The mill equipment is classified as Level 3 of the fair value hierarchy as its value at 2018 was based on an independent third-party valuation. This valuation was based on unobservable inputs obtained by our valuation specialists and reviewed by the Company. These inputs may change as economic and industry conditions evolve. The mill equipment is included in plant and equipment on the Consolidated Balance Sheets for each period presented.

There were no  material transfers between levels nor were there any changes in valuation methods in 2019.

9.  Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2019 and 2018, all of our cash was held in liquid bank deposits and/or government treasury bills/notes in the United States.

At December 31, 2019, the Company held 1,333,334 shares of Nusantara Resources valued at $272; comprising 666,667 shares received as part of the consideration for amending the Awak Mas royalty agreement, and 666,667 shares not previously given accounting recognition as the amount was considered immaterial. There were no significant non-cash transactions for the year ended December 31, 2018.

10. Income Taxes

The Company’s U.S. and foreign source income/(loss) is as follows:

	Years ended December 31,
	2019	2018
U.S.	$(1,730)	$(646)
Canada	(3,514)	(2,288)
Other Foreign	(4,142)	(5,780)
	$(9,386)	$(8,714)

During the years ended December 31, 2019 and 2018, the Company has recognized ‘nil’ current and  deferred income tax expense or benefit in each of the US,  Canadian, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

A reconciliation of the combined income taxes at the statutory rates and the Company’s effective income tax (benefit)/expense is as follows:

	Years ended December 31,
	2019	2018
Income taxed at statutory rates	$(2,311)	$(2,125)
Increase (decrease) in taxes from:
Stock-based compensation	84	79
Other adjustments	102	5
Adjustment due to capital transactions
Prior year provision to actual adjustments	475	(2,867)
Change in US tax rate	—	—
Change in foreign tax rate	(1,361)	—
Differences in tax rates	(284)	(339)
Effect of foreign exchange	66	(6)
Expiration of NOLs	—	—
Change in valuation allowance	3,229	5,253
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31 are as follows:

	December 31,
	2019	2018
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$8,295	$7,488
Marketable securities	500	667
Operating loss carryforwards	36,716	34,052
Capital loss carryforwards	13,618	13,276
Other	1,085	2,031
Total future tax assets	60,214	57,514
Valuation allowance for future tax assets	(59,886)	(56,659)
	328	855
Deferred income tax liabilities
Other investments	328	855
	328	855

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against the future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $59,886 and $56,659 at December 31, 2019 and 2018, respectively, relates mainly to net operating loss carryforwards, in Canada and other foreign tax jurisdictions, where the utilization of such attributes is not more likely than not. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2019	$—	$—	$—	$—	$—
2020	—	—	—	—	—
2021	—	—	—	(20)	(20)
2022	—	—	(6,706)	(31)	(6,737)
2023	—	—	(392)	(22)	(414)
2024	—	—	—	(4)	(4)
2025	—	—	(84)	(6)	(90)
2026	(1,027)	—	(789)	(6)	(1,822)
2027	(847)	—	—	(6)	(853)
2028	(5,245)	(1,287)	—	(6)	(6,538)
2029	(4,022)	(1,719)	—	—	(5,741)
2030	(5,032)	(1,970)	—	—	(7,002)
2031	(3,806)	(1,827)	—	—	(5,633)
2032	(6,397)	(3,407)	—	—	(9,804)
2033	(6,185)	(2,323)	—	—	(8,508)
2034	(4,420)	(3,098)	—	—	(7,518)
2035	(3,729)	(2)	—	—	(3,731)
2036	(2,799)	(2,655)	—	—	(5,454)
2037	(1,916)	(2,482)	—	—	(4,398)
2038	(2,666)	—	—	—	(2,666)
2039	(3,204)	—	—	—	(3,204)
	$(51,295)	$(20,770)	$(7,971)	$(101)	$(80,137)

Note: U.S. loss carryforwards for tax years beginning in 2018 of $2,119, Canadian capital loss carryforwards of $100,874 and Australian NOLs of $49,418, which do not expire, are not included above.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained by the tax authorities. As of December 31, 2019, the Company believes it has no liability for unrecognized tax positions. If the Company were to determine there were any uncertain tax positions, the Company would recognize the liability and related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2016 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2016. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2015.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

11. Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2019 or 2018. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

12. Provision for Environmental Liability

During 2016, the Province of British Columbia Ministry of Energy and Mines (“MEM”) requested that the Company prepare and present to MEM a reclamation plan for closure and abandonment of certain mining claims in British Columbia which the Company had disposed of in 1996. A plan was presented to MEM and we are awaiting a formal response. Assuming no other potentially responsible parties are identified, we have accrued estimated reclamation and other related costs, as of December 31, 2019 and 2018 on an undiscounted basis.

13. Subsequent Events

There have been no material events subsequent to December 31, 2019.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2019, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2019 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – At December 31, 2019 and 2018.

3.	Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss) – Years ended December 31, 2019 and 2018.

4.	Consolidated Statements of Cash Flows – Years ended December 31, 2019 and 2018.

5.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2019 and 2018.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No other financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4	Description of Registrant’s Securities
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.03*

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

10.05*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.06*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.07*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.32 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.08	Option Agreement for the Guadalupe de los Reyes property, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated October 27, 2017 and incorporated herein by reference (File No. 1-9025)
10.09	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)
10.10*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.11*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.12*	Employment Agreement of Douglas L. Tobler, dated July 1, 2019.

21	Subsidiaries of the Corporation
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Dr. Rex Clair Bryan
23.4	Consent of Anthony Clark
23.5	Consent of Thomas L. Dyer
23.6	Consent of Amy L. Hudson
23.7	Consent of Chris Johns
23.8	Consent of Deepak Malhotra
23.9	Consent of Zvonimir Ponos
23.10	Consent of Guy Roemer
23.11	Consent of Vicki Scharnhorst
23.12	Consent of Jessica I. Monasterio, P. E.
23.13	Consent of Keith Thompson
23.14	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

*     Management Contract or Compensatory Plan

1.

Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) and Comprehensive Income/(Loss)for the years ended December 31, 2019 and 2018, (ii) Consolidated Balance Sheets at December 31, 2019 and 2018, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018, and (iv) Notes to Consolidated Financial Statements.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 26, 2020	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 26, 2020	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 26, 2020	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 26, 2020	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 26, 2020
* John M. Clark	Director	February 26, 2020
* C. Thomas Ogryzlo	Director	February 26, 2020
* Deborah J. Friedman	Director	February 26, 2020
* Tracy Stevenson	Director	February 26, 2020
* W. Durand Eppler	Director	February 26, 2020
* Michael B. Richings	Director	February 26, 2020
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.