Form 10-Q
period 2020-03-31
VISTA GOLD CORP
filed 2020-05-04
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 100,898,124 common shares, without par value, outstanding as of April 20, 2020.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31,  2020

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$2,264	$1,408
Short-term investments (Note 3)	961	3,260
Other investments, at fair value (Note 3)	2,247	3,676
Other current assets	336	482
Total current assets	5,808	8,826

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,611	5,623
Right-of-use assets	63	89
Total non-current assets	7,820	7,858
Total assets	$13,628	$16,684

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$128	$190
Accrued liabilities and other	758	640
Provision for environmental liability	—	240
Total current liabilities	886	1,070
Non-current liabilities:
Deferred option gain (Note 4)	2,960	2,960
Provision for environmental liability (Note 7)	240	—
Lease liability	6	8
Total non-current liabilities	3,206	2,968
Total liabilities	4,092	4,038

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2020 - 100,698,124 and 2019 - 100,268,161 (Note 6)	458,106	457,716
Accumulated deficit	(448,570)	(445,070)
Total shareholders’ equity	9,536	12,646
Total liabilities and shareholders’ equity	$13,628	$16,684

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

 (Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expense:
Exploration, property evaluation and holding costs	$(948)	$(946)
Corporate administration	(1,376)	(1,147)
Depreciation and amortization	(12)	(12)
Total operating expense	(2,336)	(2,105)

Non-operating income/(expense):
Loss on other investments (Note 3)	(1,129)	(624)
Interest income	10	42
Other income/(expense)	(45)	35
Total non-operating income/(expense)	(1,164)	(547)

Loss before income taxes	(3,500)	(2,652)
Net loss	$(3,500)	$(2,652)

Basic:
Weighted average number of shares outstanding	100,698,124	100,323,736
Net loss per share	$(0.03)	$(0.03)

Diluted:
Weighted average number of shares outstanding	100,698,124	100,323,736
Net loss per share	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	shareholders’
	shares	Amount	deficit	equity
Adjusted balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	142,380	(46)	—	(46)
Shares issued (exercise of stock options)	127,000	66	—	66
Stock-based compensation (Note 6)	—	51	—	51
Net loss	—	—	(2,652)	(2,652)
Balances at March 31, 2019	100,537,541	$457,009	$(438,336)	$18,673

Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Stock-based compensation (Note 6)	—	390	—	390
Net loss	—	—	(3,500)	(3,500)
Balances at March 31, 2020	100,698,124	$458,106	$(448,570)	$9,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,500)	$(2,652)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	12	12
Stock-based compensation	390	51
Loss on other investments	1,129	624
Change in working capital account items:
Other current assets	146	70
Accounts payable, accrued liabilities and other	80	137
Net cash used in operating activities	(1,743)	(1,758)
Cash flows from investing activities:
Proceeds from sales of marketable securities	300	—
Disposition of short-term investments, net of acquisitions	2,299	985
Additions to plant and equipment	—	(40)
Proceeds from option/sale agreements, net	—	100
Net cash provided by investing activities	2,599	1,045
Cash flows from financing activities:
Payment of taxes from withheld shares	—	(46)
Proceeds from exercise of stock options	—	66
Net cash provided by financing activities	—	20

Net increase (decrease) in cash and cash equivalents	856	(693)
Cash and cash equivalents, beginning of period	1,408	1,071
Cash and cash equivalents, end of period	$2,264	$378

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia.  Mt Todd is the largest undeveloped gold project in Australia. We have invested substantial amounts to evaluate, engineer, permit and de-risk the Project. We believe these efforts have added to the underlying value of the Project and demonstrate strong development potential. In September 2019, Vista announced the positive results of an updated preliminary feasibility study (the “2019 PFS”) for Mt Todd. Process improvements reflected in the 2019 PFS include improved estimated gold recovery and increased estimated gold production at Mt Todd.

As of March 31,  2020, the Company held 6.2 million common shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and miscellaneous holdings of third-party equity securities.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2019 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2019 Financial Statements”). The year-end balance sheet data was derived from audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2019 Financial Statements.

3. Short-term and Other Investments

Short-term investments

As of March 31,  2020, and December 31, 2019, the amortized cost basis of our short-term investments was $961 and $3,260, respectively. The amortized cost basis approximates fair value at March 31,  2020 and December 31, 2019. Short-term investments at March 31,  2020 and December 31, 2019 were comprised of U.S. and Australian government treasury bills and/or notes, all of which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less are included in cash and cash equivalents.

Other investments

The Company’s investments in Midas Gold Shares and Nusantara Resources Limited shares (“Nusantara Shares”) were recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occur.

As of March 31,  2020, and December 31, 2019, the Company held 6,240,115 and 6,882,115 shares of Midas Gold, respectively. The Company also held 1,333,334 Nusantara Shares as of March 31, 2020 and December 31, 2019. The value of other investments was $2,247 and $3,676 as of March 31, 2020 and December 31, 2019, respectively.  During the three months ended March 31, 2020, the Company sold 642,000 Midas Gold Shares for net proceeds of $300 and a loss of $15 compared to the most recent measurement period. Cumulative realized loss since acquisition of these Midas Gold Shares was $2,577, of which $2,562 was recognized in previous periods as unrealized loss, net. No Midas Gold Shares were sold during the three months ended March 31, 2019.

4. Mineral Properties

	At March 31, 2020	At December 31, 2019
Mt Todd, Australia	$2,146	$2,146

The Company holds the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”), which is under an option agreement with Prime Mining Corporation (“Prime Mining”). Prime Mining has a final $1,500 option payment remaining under the option agreement, which is due by October 2021. The $4,500 paid to date under the option agreement eliminated our carrying value in the property and the remaining amount is carried as a deferred option gain. Upon receiving the final option payment, the Company will transfer control of the Los Reyes project to Prime Mining. The Company will retain a capped net smelter return royalty and may assume a partial interest in any underground projects developed at Los Reyes.

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. The due date for this payment was subsequently amended to May 8, 2020. On April 29, 2020, the holder provided notice to Vista to exercise the option to cancel the related 1% NSR and 1.25% NSR upon making a $2,400 payment, which is required to be made to the Company by May 8, 2020. Upon receipt of the $2,400 payment, the holder or a nominated party will then have the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. If the holder does not make the $2,400 payment by May 8, 2020, Vista will retain the full royalty interests.

5.  Plant and Equipment

	March 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,237	$5,126	$111	$5,237	$5,114	$123
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,070	$5,459	$5,611	$11,070	$5,447	$5,623

6. Common Shares

Warrants

All outstanding warrants totaling 6,514,625 expired unexercised in August 2019.

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) currently outstanding under the Company’s long term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under these stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense for the three months ended March 31,  2020 and 2019 was:

	Three Months Ended March 31,
	2020	2019
Restricted share units	151	1
Deferred share units	209	—
Stock Options	$30	$50
	$390	$51

Phantom units	$(1)	$22

As of March 31,  2020, unrecognized compensation expense for RSUs,  Stock Options, and phantom units was  $776, $24, and $42, respectively, which is expected to be recognized over weighted average periods of 1.5,  0.6, and 0.8 years, respectively.

Restricted Share Units

The following table summarizes the RSUs outstanding under the LTIP as of March 31,  2020:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(657,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Unvested - March 31, 2020	3,100,301	$0.46

No RSU vesting events occurred during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately, however the Company will issue one Common Share for each DSU only after the non-employee director has ceased to be a director of the Company. During the three months ended March 31, 2020, the Board granted 360,000 DSUs and the Company recognized $209 in DSU expense.

The following table summarizes the DSUs outstanding as of March 31,  2020:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Unvested - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - December 31, 2019	366,000	0.57
Granted	360,000	0.58
Outstanding - March 31, 2020	726,000	0.57

Stock Options

A summary of stock options as of March 31,  2020 is set forth in the following table:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2018	1,319,149	0.71	3.84	$1
Granted	350,000	0.73
Exercised	(163,667)	0.54		33
Cancelled/Forfeited	(16,667)	0.75		—
Expired	(51,815)	0.70		2
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - March 31, 2020	1,367,000	$0.72	3.31	$—

Exercisable - March 31, 2020	1,103,001	$0.72	3.18	$—

A summary of unvested stock options as of March 31,  2020 is set forth in the following table:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - December 31, 2019	514,004	$0.40	0.61
Vested	(250,005)	0.48
Unvested - March 31, 2020	263,999	$0.32	0.58

The fair value of stock options granted is estimated at the grant date using the Black-Scholes option pricing model. No option grants were made during the three months ended March 31, 2020.

Phantom Units

A summary of unvested phantom units as of March 31,  2020 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2018	265,000
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - December 31, 2019	144,000	1.00
Unvested - March 31, 2020	144,000	0.75

7. Provision for Environmental Liability

Vista maintains a $240 provision for reclamation costs attributable to certain mining claims previously held by the Company should no other potentially responsible parties be identified.

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

Under our agreement with the Jawoyn Association Aboriginal Corporation (the “JAAC”), the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year. In addition, our agreement requires that we offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in Mt Todd.

9.  Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2020
	Total	Level 1	Level 3
Other investments	$2,247	$2,247	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

Our investment in Midas Gold Shares and Nusantara Shares shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

10.  Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31,  2020 and 2019.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors.  See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. We have invested substantial amounts to evaluate, engineer, permit and de-risk the Project. We believe these efforts have added to the underlying value of the Project and demonstrate strong development potential. In September 2019, Vista announced the positive results of an updated preliminary feasibility study (the “2019 PFS”) for Mt Todd. Process improvements reflected in the 2019 PFS include improved estimated gold recovery and increased estimated gold production at Mt Todd.

As of March 31, 2020, the Company held 6.2 million common shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and other miscellaneous holdings of third-party equity securities.

COVID-19 Pandemic Update

The COVID-19 pandemic is having a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown. The slowdown in economic activity resulting from the global response to slow the spread of COVID-19 is elevating the prospects of a severe global recession, which is causing many countries to introduce economic stimulus measures. Financial, oil and certain other commodity markets have declined significantly and remain highly volatile. Precious metals, while volatile, have recently demonstrated an upward trend.

The global response undertaken to slow the spread of COVID-19 commonly includes travel restrictions, stay-at-home orders and social distancing. These and other actions are causing many entities to suspend operations, re-direct resources and defer activities. The impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

Vista is responding to the COVID-19 pandemic to ensure the health and safety of its employees and other stakeholders. Corporate activities continue with personnel working remotely. Corporate travel and participation in conferences has been replaced by an increased use of video conferencing technology.  In Australia, Mt Todd is classified as a critical business and is operating under a COVID-19 Management and Mitigation Plan. Direct costs to implement this plan were minimal. To date, our workforce remains healthy and free of symptoms of the virus. Vista has experienced a decline in the value of its other investments and expects to incur ongoing costs while certain corporate objectives are delayed. These and other conditions may ultimately have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net loss for the three months ended March 31, 2020 and 2019 was $3,500 and $2,652 or $0.03 and $0.03 per share, respectively. The principal components accounting for this year-over-year change is discussed below.

The Company had $4,922 of working capital and no debt as of March 31, 2020.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $948 and $946 during the three months ended March 31, 2020 and 2019, respectively. These costs remained relatively constant for the three months ended March 31, 2020 compared to the same period last year. Vista realized a benefit of approximately $40 due to a stronger U.S. dollar compared to the Australian dollar and incurred lower costs for monitoring and water discharge. Offsetting these reductions was non-cash stock-based compensation, which was $64 and $10 for the three months ended March 31, 2020 and 2019, respectively.

Corporate administration

Corporate administration costs were $1,376 and $1,147 during the three months ended March 31, 2020 and 2019, respectively. The three months ended March 31, 2020 and 2019 included non-cash stock-based compensation of $324 and $41, respectively.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $(1,129) and $(624) for the three months ended March 31, 2020 and 2019, respectively. These amounts resulted from changes in fair value of our Midas Gold Shares and Nusantara Resources Limited shares (“Nusantara Shares”). The Company sold 642,000 Midas Gold Shares and received net proceeds of $300 with a realized loss of $15 during the three months ended March 31, 2020. There were no Midas Gold Share sales during the three months ended March 31, 2019.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,743 and $1,758 for the three months ended March 31, 2020 and 2019, respectively. This relative stability in operating cashflows reflects reduced expenditures due to a stronger U.S. dollar compared to the Australian dollar and lower costs for monitoring and water discharge at Mt Todd, partially offset by a minor increase in corporate expenditures.

Investing activities

Net cash provided by investing activities was $2,599 and $1,045 for the three months ended March 31, 2020 and 2019, respectively. Disposition of short-term investments, net of acquisitions, increased during 2020 by $1,314 compared to the same period in 2019. The Company also realized $300 from the sale of Midas Gold Shares during the three months ended March 31, 2020 while other net investing proceeds were $60 for the same period in 2019.

Financing activities

During the three months ended March 31, 2020 and 2019, net cash of $nil and $20, respectively, was provided by financing activities. The net amount received during the three months ended March 31, 2019 was proceeds from exercises of stock options, offset by payments of employee withholding tax obligations in lieu of issuing common shares.

Liquidity and capital resources

Cash and short-term investments as of March 31, 2020 decreased by $1,443 to $3,225 from $4,668 at December 31, 2019 due mainly to expenditures for operating activities, offset partially by proceeds of $300 from sales of Midas Gold Shares. Our working capital decreased by $2,834 to $4,922 at March 31, 2020 from $7,756 at December 31, 2019 due mainly to the decrease in cash and short-term investments and an unrealized loss of $1,129 resulting from a reduction in fair value of equity securities included in other investments, primarily the Midas Gold Shares, which declined significantly at the onset of the COVID-19 pandemic. While the fair value of the Midas Gold Shares has recovered partially, there can be no assurances that the previous fair value will be attained.

Vista is responding to the COVID-19 pandemic to ensure the health and safety of its employees and other stakeholders. To date, the current direct effect on Vista’s liquidity and capital resources is largely limited to a decline in value of Midas Gold Shares held at March 31, 2020 and ongoing costs incurred while certain corporate objectives are delayed. The duration of global travel restrictions and the extent of economic recovery as restrictions ease may affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and is likely to delay arranging a potential strategic partner for Mt Todd and monetizing non-core assets. Extended delays will continue to affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

Despite these conditions, we believe our existing working capital at March 31, 2020, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned activities for more than 12 months.

The Company continues to focus on monetizing non-dilutive sources of funding. Potential future sources of non-dilutive financing include sale of Midas Gold Shares, future option payments under the Awak Mas royalty and Los Reyes option agreements, and sales of other non-core assets including our mill equipment and other royalties. Vista received notice on April 29, 2020 that the counterparty exercised its option for partial cancellation of the Awak Mas royalty, requiring that the counterparty deliver a $2,400 payment to the Company by May 8, 2020. If this payment is received, the counterparty will then have the right at its discretion to cancel the remaining balance of the royalty for an additional payment of $2,500 due by April 30, 2021. Should the counterparty not make the $2,400 payment, Vista retains the full royalty interests and can pursue alternative monetization strategies. The final Los Reyes option agreement payment in the amount of $1,500 is due, at the discretion of Prime Mining, in October 2021. Vista has previously received $4,500 in option payments from Prime Mining. Vista also holds other royalty and property interests that it may seek to monetize. The Company’s mill equipment is being marketed by a third-party pre-owned mining equipment dealer.

If other potential sources of non-dilutive financing cannot be realized within the timeframe or for the amounts required to meet obligations when due, Vista will be required to raise additional capital through equity issuances, or other means. Among other means that are available, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances.

Under the ATM Agreement the Company may, but is not obligated to, issue and sell common shares of the Company (“Common Shares”) through Wainwright as sales manager in an at-the-market offering under a prospectus supplement to a base shelf prospectus for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement will remain in full force and effect until the earlier of August 31, 2020, or the date that the ATM Agreement is terminated in accordance with its terms. Offers or sales of Common Shares under the ATM Program will be made only in the United States, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale. At March 31, 2020 no offers or sales had been made under the ATM Program. Subsequent to March 31, 2020 through April 20, 2020, we sold an aggregate of 200,000 Common Shares under the ATM Program at an average price of $0.63 per share for total proceeds of approximately $127.

Vista’s viability beyond 12 months is dependent upon our ability to maintain a low expenditure profile, realize value from non-dilutive assets, and, if necessary, issue additional equity or find other means of financing to secure sufficient funding. Our objective is to maintain adequate liquidity and seek to preserve and enhance the value of our core assets in order to assure positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair value at March 31, 2020
	Total	Level 1	Level 3
Other investments	$2,247	$2,247	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

Our investment in Midas Gold Shares and Nusantara Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2020.

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

Subsequent to the issuance of the Company’s pre-feasibility study in 2018 (the “2018 PFS”), Vista initiated additional metallurgical optimization testing. The objective of this program was to determine overall gold recoveries at finer grind sizes and evaluate the efficiency of the FLSmidth VXP mills as opposed to the Glencore ISA mills, which were contemplated in the 2018 PFS. As a result of this test work and related leach recovery tests, a final grind size of 80% passing 40 microns (µm) was selected. The outcomes of our metallurgical testing and other findings were incorporated into an updated PFS (see 2019 PFS, below), which was issued in October 2019.

In support of the metallurgical test work, we completed four additional large diameter core holes and extracted approximately 6 tonnes of higher-grade material from the Batman deposit. We prepared two additional 2.5 tonne composite samples for high-pressure grinding roll crushing and sorting tests using the same equipment as previous test work. The two 2.5 tonne tests were prepared to confirm the efficiency of sorting higher-grade ores. Additional feasibility-study-level grinding tests with manufacturers of fine grinding mills were completed in order to obtain material for further metallurgical studies and specific operating data for future design and evaluation work. We also completed additional testing with an impeller manufacturer in order to achieve optimal efficiency at designed slurry densities and P80 product particle size.

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

The 2019 PFS evaluates two development scenarios: a 50,000 tpd project that develops more of the Mt Todd resource and generates a larger net present value (“NPV”) (the “Base Case”); and a smaller and higher-grade 33,000 tpd project (the “Alternate Case”). The Alternate Case of the 2019 PFS supersedes a similar study in the 2018 PFS, but is not deemed material. The Alternate Case is disclosed in the 2019 PFS.

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

Notes: Economics presented using $1,350/oz gold and a flat $0.70:A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life. The mine plan includes both proven and probable reserves.

(1)	Cash Costs per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.
(2)	All-in Sustaining Costs (“AISC”) per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange ($/A$)	Gold Price
	$1,200		$1,300		$1,350		$1,400		$1,500
	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	21.6%	$687	26.3%	$895	28.4%	$994	30.5%	$ 1,094	34.7%	$ 1,296
0.65	19.2%	$604	23.7%	$807	25.8%	$911	27.9%	$ 1,011	32.0%	$ 1,209
0.70	16.9%	$525	21.2%	$718	23.4%*	$823*	25.4%	$ 928	29.4%	$ 1,126
0.75	14.7%	$440	18.9%	$636	20.9%	$734	23.1%	$ 839	27.0%	$ 1,043
0.80	12.6%	$355	16.8%	$557	18.8%	$652	20.7%	$ 750	24.7%	$ 954

*  Assumptions used in the 2019 PFS.

Note: Changes in foreign exchange rates are only applied to operating costs and not applied to either initial or sustaining capital costs.

Key capital expenditures for Base Case initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)
Total Capital per payable ounce of gold	$156	$75	(1)

Notes: may not add due to rounding.

(1) Net of asset sales.

The following table presents a breakdown of Base Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty(1)	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs(1)	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs(2)	$16.01	$575	$15.48	$645

Notes: May not add due to rounding.

(1)	Jawoyn Royalty and refinery costs calculated at $1,350 per ounce gold.
(2)	Total Cash Costs is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

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

Note: May not add due to rounding.  Total milled ore includes material from the heap leach pad that is planned to be processed at the end of the mine life. The mine plan includes both proven and probable reserves.

The mine plan in the 2019 PFS includes both proven and probable reserves and estimated total recovered gold at 5.3 million ounces. The table below presents the estimated mineral reserves for the Project.

Mt. Todd Gold Project Mineral Reserves – 50,000 tpd, 0.40 g Au/t cut-off and $1,250 per ounce gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(gAu/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	72,672	0.88	2,057	—	—	—	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	—	—	—	148,369	0.79	3,791
Proven & Probable	207,687	0.84	5,616	13,354	0.54	232	—	—	—	221,041	0.82	5,848

Economic analysis conducted only on proven and probable mineral reserves. These reserves are not reserves under SEC Industry Guide 7 standards.

For additional information on Mt Todd, see the 2019 PFS, which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov, as well as on Vista's website under "Mt Todd – Technical Reports." See Cautionary Note to Investors regarding Estimates of Mineral Reserves and Resources below. The technical report is referenced for informational purposes only and is not incorporated herein by reference.

The Company intends to continue to de-risk Mt Todd in a cost-effective manner while it seeks to secure a development partner. The 2019 PFS provides a solid basis for engagement with prospective development partners who management believe will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders.

Mt Todd is without known mineral reserves under SEC Industry Guide 7.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

The Company holds the Los Reyes project in Sinaloa, Mexico, which is under an option agreement with Prime Mining. Prime Mining has a final $1,500 option payment remaining under the option agreement, which is due by October 2021. Vista has previously received $4,500 in option payments for the Los Reyes project. Upon receiving the final option payment, the Company will transfer control of the Los Reyes project to Prime Mining. The Company will retain a capped net smelter return royalty and may assume a partial interest in any underground projects developed at Los Reyes. If Prime Mining fails to make the October 2021 payment, the option agreement will terminate and Prime Mining will not retain any legal interest in Los Reyes.

Awak Mas Project, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. The due date for this payment was subsequently amended to May 8, 2020. On April 29, 2020, the holder provided notice to Vista to exercise the option to cancel the related 1% NSR and 1.25% NSR upon making a payment of $2,400, which is required to be made to the Company by May 8, 2020. Upon receipt of the $2,400 payment, the holder or a nominated party will then have the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. If the holder does not make the $2,400 payment by May 8, 2020, Vista will retain the full royalty interests.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2019, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

•	Our belief that our efforts to evaluate, engineer, permit and de-risk the Project have added to the underlying value of the Project and demonstrate strong development potential;
•	our belief that process improvements reflected in the 2019 PFS will result in reduced operating costs, increased gold recovery, and higher gold production realized at Mt Todd;
•	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
•	estimates of future operating and financial performance;
•	our expectation of Mt Todd’s impact, including environmental and economic impacts;

•	that prospective development partners will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders;
•	estimates of mineral reserves and mineral resources at Mt Todd;
•	estimated operating costs, gold recovery and increased estimated gold production at Mt Todd;
•	our intention to improve the value of our gold projects;
•	the potential that development projects may lead to gold production or value adding strategic transactions;
•	the results of feasibility studies;

Business and Industry

•

our belief that our existing working capital, together with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned activities for more than 12 months;

•	our belief that the ATM program will provide additional financing flexibility;
•	the potential monetization of our non-core assets, including our mill equipment which is for sale, certain royalty interests and our Midas Gold Shares;
•	potential funding requirements and sources of capital, including near-term sources of additional cash;
•	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
•	our belief that we are in compliance in all material respects with applicable laws and regulations;
•	potential changes in regulations or taxation initiatives;
•	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
•	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
•	our belief that Prime Mining will have no legal interest in Los Reyes if the option agreement terminates;
•	our belief that we will receive any future payments and that we will be granted a net smelter return royalty pursuant to the terms of the Los Reyes option agreement;
•	our belief that we will receive any future payments for cancellation of the net smelter return royalties on the Awak Mas project in Indonesia;
•	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and
•	our belief that the COVID-19 pandemic may have a material adverse impact on the Company’s financial condition and results of operations.

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

Operating Risks

•	pre-feasibility and feasibility study results, timing and the accuracy of estimates and assumptions on which they are based;
•	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
•	technical and operational feasibility and the economic viability of deposits;
•	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
•	market conditions supporting a decision to develop Mt Todd;
•	delays in commencement of construction at Mt Todd;
•	increased costs that affect our operations or our financial condition;
•	our reliance on third parties to fulfill their obligations under agreements with us;
•	whether projects not managed by us will comply with our standards or meet our objectives;
•

whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

•	the success of future joint ventures, partnerships and other arrangements relating to our properties;
•	perception of the potential environmental impact of Mt Todd;
•	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
•	potential challenges to the title to our mineral properties;
•	future water supply issues at Mt Todd;
•	litigation or other legal claims;
•	environmental lawsuits;

Financial and Business Risks

•	fluctuations in the price of gold;
•	lack of adequate insurance to cover potential liabilities;
•	the lack of cash dividend payments by us;
•	our history of losses from operations;
•	our ability to attract, retain and hire key personnel;
•	volatility in our stock price and gold equities generally;
•	our ability to obtain a development partner for Mt Todd on favorable terms, if at all;
•	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
•	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
•	evolving corporate governance and public disclosure regulations;
•	intense competition in the mining industry;

•	tax initiatives on domestic and international levels;
•	potential changes in regulations of taxation initiatives;
•	fluctuation in foreign currency values;
•	potential adverse findings by the Australian Government upon review of our Australian research and development grants;
•	our likely status as a PFIC for U.S. federal tax purposes;
•

delays, potential losses and inability to maintain sufficient working capital due to business interruptions or global economic slowdowns caused by the COVID-19 pandemic (See Item 1A Risk Factors below);

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

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

Costs excluded from Total Cash Costs and All-in Sustaining Costs are income taxes, government royalties, financing charges, costs related to business combinations, asset acquisitions other than sustaining capital, allocation of corporate general and administrative costs, and asset dispositions.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31,  2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31,  2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC and Canadian securities regulatory authorities in  February 2020, except:

Direct and indirect consequences of the COVID-19 pandemic may have material adverse consequences.

The COVID-19 pandemic is having a material adverse effect on the global economy, which has impacted the natural resource sector and Vista. Vista has experienced a decline in value of its other investments and is incurring ongoing costs while certain corporate objectives are delayed. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders), we may be forced to reduce or suspend activities at Mt. Todd or our offices, which could limit currently ongoing activities. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. These conditions will require working capital not previously anticipated, which may adversely affect our liquidity and ability to source additional working capital on reasonable terms. Extended delays will continue to affect our liquidity and capital resources and may ultimately have a material adverse effect on both short-term and long-term financial position and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our operations and financial condition. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31,  2020, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
23.1	Consent of John Rozelle
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations

* - Filed herewith

(1)

Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Comprehensive Income/(Loss) for the three months ended March 31,  2020 and 2019, (ii) Condensed Consolidated Balance Sheets at March 31,  2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31,  2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 4, 2020	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 4, 2020	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer