Form 10-Q
period 2020-06-30
VISTA GOLD CORP
filed 2020-07-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 102,096,256 common shares, without par value, outstanding as of July 20, 2020.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$2,209	$1,408
Short-term investments (Note 3)	3,294	3,260
Other investments, at fair value (Note 3)	2,692	3,676
Other current assets	315	482
Total current assets	8,510	8,826

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,600	5,623
Right-of-use assets	40	89
Total non-current assets	7,786	7,858
Total assets	$16,296	$16,684

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$54	$190
Accrued liabilities and other	650	640
Deferred option gain (Note 4)	2,960	—
Provision for environmental liability (Note 7)	—	240
Total current liabilities	3,664	1,070
Non-current liabilities:
Deferred option gain (Note 4)	—	2,960
Provision for environmental liability (Note 7)	240	—
Lease liability	5	8
Total non-current liabilities	245	2,968
Total liabilities	3,909	4,038

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2020 - 102,096,256 and 2019 - 100,698,124 (Note 6)	459,055	457,716
Accumulated deficit	(446,668)	(445,070)
Total shareholders’ equity	12,387	12,646
Total liabilities and shareholders’ equity	$16,296	$16,684

Approved by the Board of Directors

Racy A. S
/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$2,568	$—	$2,568	$—
Exploration, property evaluation and holding costs	(960)	(947)	(1,908)	(1,893)
Corporate administration	(877)	(1,067)	(2,253)	(2,214)
Depreciation and amortization	(11)	(14)	(23)	(26)
Total operating income/(expense)	720	(2,028)	(1,616)	(4,133)

Non-operating income/(expense):
Gain (loss) on other investments (Note 3)	1,099	(1,093)	(30)	(1,717)
Interest income	4	34	14	76
Other income	79	43	34	78
Total non-operating income/(expense)	1,182	(1,016)	18	(1,563)

Income/(loss) before income taxes	1,902	(3,044)	(1,598)	(5,696)
Net income/(loss)	$1,902	$(3,044)	$(1,598)	$(5,696)

Basic:
Weighted average number of shares outstanding	101,372,460	100,537,541	101,035,292	100,431,813
Net income/(loss) per share (Note 6)	$0.01	$(0.03)	$(0.02)	$(0.06)

Diluted:
Weighted average number of shares outstanding	103,863,384	100,537,541	101,035,292	100,431,813
Net income/(loss) per share	$0.02	$(0.03)	$(0.02)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	shareholders’
	shares	Amount	deficit	equity
Balances at April 1, 2019	100,537,541	$457,009	$(438,336)	$18,673
Stock-based compensation (Note 6)	—	416	—	416
Net loss	—	—	(3,044)	(3,044)
Balances at June 30, 2019	100,537,541	$457,425	$(441,380)	$16,045

Balances at April 1, 2020	100,698,124	$458,106	$(448,570)	$9,536
Shares issued, net of offering costs (Note 6)	1,031,819	807		807
Shares issued (RSUs vested, net of shares withheld) (Note 6)	316,313	(97)	—	(97)
Shares issued (exercise of stock options) (Note 6)	50,000	37		37
Stock-based compensation (Note 6)	—	202	—	202
Net income	—	—	1,902	1,902
Balances at June 30, 2020	102,096,256	$459,055	$(446,668)	$12,387

				Total
	Common		Accumulated	shareholders’
	shares	Amount	deficit	equity
Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	142,380	(46)	—	(46)
Shares issued (exercise of stock options) (Note 6)	127,000	66	—	66
Stock-based compensation (Note 6)	—	467	—	467
Net loss	—	—	(5,696)	(5,696)
Balances at June 30, 2019	100,537,541	$457,425	$(441,380)	$16,045

Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	1,031,819	807		807
Shares issued (RSUs vested, net of shares withheld) (Note 6)	316,313	(97)	—	(97)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	592	—	592
Net loss	—	—	(1,598)	(1,598)
Balances at June 30, 2020	102,096,256	$459,055	$(446,668)	$12,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,598)	$(5,696)
Adjustments to reconcile net loss for the period to net cash used in operations:
Depreciation and amortization	23	26
Stock-based compensation	592	467
Gain on disposal of mineral property interests, net	(2,568)	—
Loss on other investments	30	1,717
Change in working capital account items:
Other current assets	167	89
Provision for environmental liability	—	(2)
Accounts payable, accrued liabilities and other	88	8
Net cash used in operating activities	(3,266)	(3,391)
Cash flows from investing activities:
Proceeds from sales of marketable securities	954	—
Disposition (acquisitions) of short-term investments, net	(34)	1,988
Additions to plant and equipment	—	(40)
Proceeds from option/sale agreements, net	2,400	1,667
Net cash provided by investing activities	3,320	3,615
Cash flows from financing activities:
Proceeds from equity financing, net	807	—
Payment of taxes from withheld shares	(97)	(46)
Proceeds from exercise of stock options	37	66
Net cash provided by financing activities	747	20

Net increase in cash and cash equivalents	801	244
Cash and cash equivalents, beginning of period	1,408	1,071
Cash and cash equivalents, end of period	$2,209	$1,315

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia and, if developed as presently designed, is projected to produce an estimated 5.3 million ounces of gold from proven and probable reserves over a 13-year mine life. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. We believe these efforts have increased the total gold resources and reserves, added substantially to the underlying value of the Project, and demonstrated strong development potential.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study (the “2019 PFS”) for Mt Todd. The improvements reflected in the 2019 PFS included increased estimated gold recovery and production. The Mt Todd mine operated previously and the 2019 PFS contemplates utilizing certain existing infrastructure from that operation, which we expect to considerably reduce the Project’s estimated development costs.

Vista also holds a number of non-core assets. As of June 30, 2020, the Company held 4.7 million common shares of Midas Gold Corp. (“Midas Gold Shares”), a non-core project in Mexico subject to a third-party option agreement, royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and miscellaneous holdings of third-party equity securities.

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

3. Short-term and Other Investments

Short-term investments

As of June 30, 2020, and December 31, 2019, the amortized cost basis of our short-term investments was $3,294 and $3,260, respectively, which approximates fair value. Short-term investments at June 30, 2020 and December 31, 2019 were comprised of U.S. and Australian government treasury securities and certificates of deposit, all of which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less are included in cash and cash equivalents.

Other investments

The Company’s investments in Midas Gold Shares and Nusantara Resources Limited shares (“Nusantara Shares”) were recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value were recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occurred.

As of June 30, 2020, and December 31, 2019, the Company held 4,667,615 and 6,882,115 Midas Gold Shares, respectively. The Company also held 1,333,334 Nusantara Shares as of June 30, 2020 and December 31, 2019. The fair value of other investments was $2,692 and $3,676 as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020, the Company sold 1,572,500 Midas Gold Shares for net proceeds of $654, at a gain of $135 based on the most recent measurement period of March 31, 2020. During the six months ended June 30, 2020, the Company sold 2,214,500 Midas Gold Shares for net proceeds of $954, at a gain of $120 based on the most recent measurement periods of March 31, 2020 and December 31, 2019. Cumulative realized loss since acquisition of these Midas Gold Shares in April 2011 was $4,730, of which $4,850 was recognized in previous periods as unrealized loss, net. No Midas Gold Shares were sold during the three and six months ended June 30, 2019.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2020	At December 31, 2019
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. The transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price, costs associated with related commitments, and transaction costs. Since 2006, the Company has systematically advanced the project through exploration, metallurgical testing, engineering, and site management activities. Costs associated with these activities were charged to expense as incurred. See Note 8 for other commitments to the Jawoyn Association Aboriginal Corporation (the “JAAC”).

Guadalupe de Los Reyes, Sinaloa, Mexico

As of June 30, 2020, the Company held the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”), which was subject to an agreement with Prime Mining Corporation (“Prime Mining”). In June 2020, the Company amended the agreement to accelerate Prime Mining’s final $1,500 payment required to complete the purchase of Los Reyes and to require additional payments of $2,100 by Prime Mining in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. The previous $4,500 paid to date was applied first to reduce our carrying value to zero, with the remaining $2,892 recorded as a deferred option gain. The Company received the final $1,500 purchase price payment in July 2020 and transferred control of the Los Reyes project to Prime Mining. With transfer of control, Vista will recognize the $2,892 deferred option gain as income during the three months ending September 30, 2020.

Awak Mas, Sulawesi, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. The holder of Awak Mas or a nominated party now has the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021, at which time the Company will recognize a gain for this amount and $68 that is currently carried as deferred option gain. If the holder does not make this final payment by April 30, 2021, Vista will retain the remaining royalty interests.

5. Plant and Equipment

	June 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,237	$5,137	$100	$5,237	$5,114	$123
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,070	$5,470	$5,600	$11,070	$5,447	$5,623

6. Common Shares

Equity Financing

Vista previously entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell common shares of the Company (“Common Shares”) through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three months ended June 30, 2020 the Company sold 1,031,819 Common Shares under the ATM Program for net proceeds of $807. No offers or sales were made under the ATM Program during the six months ended June 30, 2019. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Warrants

All outstanding warrants totaling 6,514,625 expired unexercised in August 2019.

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) currently outstanding under the Company’s long term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under these stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense for the three and six months ended June 30, 2020 and 2019 was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted share units	$180	$126	$331	$127
Deferred share units	—	209	209	209
Stock Options	22	81	52	131
	$202	$416	$592	$467

Phantom units	$35	$22	$34	$44

As of June 30, 2020, unrecognized compensation expense for RSUs, Stock Options, and phantom units was $622, $12, and $60, respectively, which is expected to be recognized over weighted average periods of 1.3, 0.6, and 0.5 years, respectively.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(657,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(211,019)	0.57
Vested, net of shares withheld	(316,313)	0.57
Unvested - June 30, 2020	2,572,969	$0.43

During the six months ended June 30, 2020 and 2019, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $97 and $46, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately, however the Company will issue one Common Share for each DSU only after the non-employee director has ceased to be a director of the Company. In March 2020, the Board granted 360,000 DSUs and the Company recognized $209 in DSU expense. In May 2019, the Board granted 366,000 DSUs and the Company recognized $209 in DSU expense.

The following table summarizes DSU activity:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Unvested - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - December 31, 2019	366,000	0.57
Granted	360,000	0.58
Outstanding - June 30, 2020	726,000	0.57

Stock Options

The following table summarizes option activity:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2018	1,319,149	0.71	3.84	$1
Granted	350,000	0.73
Exercised	(163,667)	0.54		33
Cancelled/Forfeited	(16,667)	0.75		—
Expired	(51,815)	0.70		2
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - June 30, 2020	1,367,000	$0.71	3.14	$179

Exercisable - June 30, 2020	1,236,335	$0.72	3.09	$150

The following table summarizes unvested option activity:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(433,339)	0.40
Unvested - June 30, 2020	130,665	$0.33	0.55

The fair value of stock options granted is estimated at the grant date using the Black-Scholes option pricing model. Option grants made during the six months ended June 30, 2020 and 2019 used the following weighted average assumptions:

	June 30,
	2020	2019
Expected volatility	64.1%	61.1%
Risk-free interest rate	0.3%	2.0%
Expected life (years)	2.6	2.8
Dividend yield	0%	0%
Forfeiture assumption	0%	0%

Phantom Units

A summary of unvested phantom units as of June 30, 2020 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2018	265,000
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - December 31, 2019	144,000	1.00
Unvested - June 30, 2020	144,000	0.50

Earnings Per Share

The Company calculated quarter-to-date basic earnings per share for the three months ended June 30, 2020 as the difference between the loss per share of ($0.02) for the six months ended June 30, 2020 and the loss per share of ($0.03) for the three months ended March 31, 2020, resulting in $0.01 of basic net income per share for the three months ended June 30, 2020.

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

Under our agreement with the JAAC, the JAAC will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year. In addition, our agreement requires that we offer the JAAC the opportunity to establish a joint venture with Vista holding a 90% participating interest and the JAAC holding a 10% participating interest in Mt Todd.

9. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair value at June 30, 2020
	Total	Level 1	Level 3
Other investments	$2,692	$2,692	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

Our investment in Midas Gold Shares and Nusantara Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

10. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2020 and 2019.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended June 30, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in the Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia and, if developed as presently designed, is projected to produce an estimated 5.3 million ounces of gold from proven and probable reserves over a 13-year mine life. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project.  Reflecting our commitment to this asset, Vista has invested nearly $100 million to date. We believe these efforts have increased the total gold resources and reserves, added substantially to the underlying value of the Project and demonstrated strong development potential.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study (the “2019 PFS”) for Mt Todd. The improvements reflected in the 2019 PFS included increased estimated gold recovery and production. The Mt Todd mine site operated previously and the 2019 PFS contemplates utilizing certain existing infrastructure from that operation, which we expect to considerably reduce the Project’s estimated development costs.

In addition to the technical advancements of the Project, Vista has invested significant resources in water treatment and management, biodiversity and social programs. This has earned Vista much goodwill and praise from the traditional aboriginal land owners, local communities and NT Government, creating a strong social license.

Currently, project optimization and permitting are nearing completion. Vista continues to advance and de-risk Mt Todd and is well positioned in the current gold environment to consider prospective development partners who we believe will recognize the value of Mt Todd. We are focused on realizing value for the Project that appropriately rewards shareholders and will continue to efficiently advance Mt Todd until this objective is achieved.

Vista holds a number of non-core assets. Among these assets are common shares of Midas Gold Corp. (“Midas Gold Shares”). In April 2011, we contributed our Yellow Pine assets in Idaho to Midas Gold Corp. and participated in a concurrent private placement that resulted in Vista owning 31.8 million Midas Gold Shares. Total consideration paid by Vista was $4,300. Since acquisition through June 30, 2020, Vista monetized 27.1 million Midas Gold Shares for net proceeds of $14,698. As of June 30, 2020, the Company’s held 4.7 million Midas Gold Shares with a fair value of $2,380.

Other non-core assets held at June 30, 2020 included a gold/silver project in Mexico, royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and other holdings of third-party equity securities.

Management’s objective is to monetize these non-core assets as a means to generate working capital in a non-dilutive manner. As of June 30, 2020, we had agreements in place to provide for up to $6,100 over approximately the next year for our interests in Mexico and Indonesia. Management continues to seek opportunities to monetize the other non-core assets.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown. The slowdown in economic activity resulting from the global response to slow the spread of COVID-19 has elevated the prospects of a severe global recession, which has caused many countries to introduce economic stimulus measures. Financial, oil and certain other commodity markets have declined significantly and remain highly volatile. Precious metals, while volatile, have generally demonstrated an upward trend.

The global response undertaken to slow the spread of COVID-19 commonly includes travel restrictions, stay-at-home orders and social distancing. These and other actions caused many entities to temporarily suspend operations, re-direct resources and defer activities. Many entities have re-started operations in some capacity, but have and will continue to incur adverse financial results. The impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Corporate activities continue with personnel working remotely and on a limited in-office basis. Corporate travel and participation in conferences has been replaced by video conferencing.  In Australia, Mt Todd is classified as a critical business and is operating under a COVID-19 Management and Mitigation Plan. Direct costs to implement this plan were minimal. To date, our workforce remains healthy. Vista experienced a decline in the value of its other investments during the initial stages of the pandemic, but has since seen the share prices of its other investments recover to pre-pandemic levels. Management expects to incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are delayed. These and other conditions may ultimately have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net income (loss) for the three months ended June 30, 2020 and 2019 was $1,902 and $(3,044) or $0.01 and $(0.03) per basic share, respectively. Consolidated net loss for the six months ended June 30, 2020 and 2019 was $1,598 and $5,696 or $0.02 and $0.06 per basic share, respectively. The three and six-month period ended June 30, 2020 included a gain of $2,568 associated with partial cancellation of the Company’s royalties on the Awak Mas project in Indonesia. The principal components of these year-over-year changes are discussed below.

The Company had working capital of $4,846 at June 30, 2020. This amount included deferred option gains of $2,960 related to the Los Reyes and Awak Mas transactions, which will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources at June 30, 2020 included current assets totaling $8,510 and accounts payable, accrued liabilities and other totaling $704. The Company had no debt as of June 30, 2020.

Operating income and expenses

Gain on disposition of mineral property interests, net

In May 2020, the Company received $2,400 to cancel a 1% net smelter return royalty (“NSR”) on the first 1,250,000 gold ounces produced at the Awak Mas project and a 1.25% NSR on the next 1,250,000 gold ounces produced. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,568 upon receipt of the payment.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $960 and $947 during the three months ended June 30, 2020 and 2019, respectively; and $1,908 and $1,893 for the six months ended June 30, 2020 and 2019, respectively. These costs remained relatively constant, although the nature of expenses shifted from work associated with the 2019 PFS to activities to finalize the mine management permit and seek a strategic development partner. The minor declines period-over-period are largely the result of a stronger U.S. dollar compared to the Australian dollar.

Corporate administration

Corporate administration costs were $877 and $1,067 during the three months ended June 30, 2020 and 2019, respectively and $2,253 and $2,214 during the six months ended June 30, 2020 and 2019, respectively. Administrative expenses were lower during the three months ended June 30, 2020 compared to the same period in 2019 because of $209 recognized upon issuance of DSUs in May 2019, while a similar DSU-related expense was recognized during the three months ended March 31, 2020. Administrative expenses were generally equal for the six months ended June 30, 2020 and 2019. Reduced travel and investor relations expenses resulting from limitations caused by the COVID-19 pandemic were offset by higher costs for legal and compliance activities.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $1,099 and $(1,093) for the three months ended June 30, 2020 and 2019, respectively; and $(30) and $(1,717) for the six months ended June 30, 2020 and 2019, respectively. These amounts reflect unrealized gains (losses) from changes in fair value of our Midas Gold Shares and Nusantara Resources Limited shares (“Nusantara Shares”) and realized gains on sales of a portion of the Midas Gold Shares. The unrealized gain/(loss) on Midas Gold Shares was $840 and $(158) for the three and six months ended June 30, 2020, respectively. The unrealized gain on Nusantara Shares was $124 and $8 for the three and six months ended June 30, 2020, respectively. No such gains were recorded in 2019. The Company sold 1,572,500 Midas Gold Shares and received net proceeds of $654 with a realized gain of $135 during the three months ended June 30, 2020. The Company sold 2,214,500 Midas Gold Shares and received net proceeds of $954 with a realized gain of $120 during the six months ended June 30, 2020. There were no Midas Gold Share sales during the three or six months ended June 30, 2019.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $3,266 and $3,391 for the six months ended June 30, 2020 and 2019, respectively. The slight decline in operating cashflows generally reflects reduced expenditures in U.S. dollar terms due to a stronger U.S. dollar compared to the Australian dollar.

Investing activities

Net cash provided by investing activities was $3,320 and $3,615 for the six months ended June 30, 2020 and 2019, respectively. Sources of cash from investing activities during the six months ended June 30, 2020 were realized through monetization of non-core assets, including $2,400 for partial cancellation of the Awak Mas royalties and net proceeds of $954 from sales of 2,214,500 Midas Gold Shares. Net cash provided by investing activities for the six months ended June 30, 2019 include net dispositions of short-term investments of $1,988 and receipts of $1,667 under the Los Reyes agreement.

Financing activities

During the six months ended June 30, 2020 and 2019, net cash of $747 and $20, respectively, was provided by financing activities. Cash from financing activities during the six months ended June 30, 2020 included net proceeds of $807, which was received upon issuance of 1,031,819 common shares of the Company (“Common Shares”). The net amount received during the six months ended June 30, 2019 was proceeds from exercises of stock options, offset by payments of employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and capital resources

The Company had working capital of $4,846 at June 30, 2020. This amount included deferred option gains of $2,960 related to the Los Reyes and Awak Mas transactions, which will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources at June 30, 2020 included current assets totaling $8,510 and accounts payable, accrued liabilities and other totaling $704. This compares to current assets totaling $8,826 and accounts payable, accrued liabilities and other totaling $830 as of December 31, 2019. Vista was able to maintain stable current assets and accounts payable, accrued liabilities and other by monetizing a portion of its Awak Mas royalties and Midas Gold Shares; benefiting from an increase in the fair value of Midas Gold Shares held; limited use of its ATM Program (defined below); and maintaining a low expenditure profile. For additional details see the “Results from Operations” section above and the preceding discussions in this section of operating activities, investing activities and financing activities.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. To date, the current direct effect on Vista’s liquidity and capital resources has been largely limited to ongoing costs incurred while certain corporate objectives, including efforts to seek a strategic development partner, are delayed. The decline in fair value of Midas Gold Shares recognized by Vista during the three months ended March 31, 2020 substantially reversed during the three months ended June 30, 2020. Despite the limited financial impact on Vista to date and a generally upward trend in the gold price, the duration of global travel restrictions and the pace and extent of economic recovery may affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to delay strategic initiatives at Mt Todd and monetizing non-core assets. Extended delays will continue to affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

Despite these conditions, we believe our existing working capital at June 30, 2020, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and project holding costs, which we expect to be generally consistent with 2019, and discretionary programs for more than 12 months.

The Company continues to focus on monetizing non-dilutive sources of funding. Potential future sources of non-dilutive financing include the sale of Midas Gold Shares, future option payments under the Awak Mas royalty and Los Reyes option agreements, and sales of other non-core assets including our mill equipment and other royalties. Vista received a $2,400 payment for partial cancellation of the Awak Mas royalty on May 5, 2020. The counterparty now has the right at its discretion to cancel the remaining balance of the royalty for an additional payment of $2,500 due by April 30, 2021. Should the counterparty not make this $2,500 payment, Vista retains the remaining royalty interests and can pursue alternative monetization strategies”. In June 2020, the Company amended the agreement to accelerate Prime Mining’s final $1,500 payment required to complete the purchase of Los Reyes and to require additional payments of $2,100 by Prime Mining in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. The Company received the final $1,500 purchase price payment in July 2020 and transferred control of the Los Reyes project to Prime Mining. Vista will remit approximately $800 of the final purchase price payment as value added tax, which we expect to recover in normal course. The Company’s mill equipment is being marketed by a third-party pre-owned mining equipment dealer.

If other potential sources of non-dilutive financing cannot be realized within the timeframe or for the amounts required to meet obligations when due, Vista will need to raise additional capital through equity issuances, or other means. Among other means that are available, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances.

Under the ATM Agreement the Company may, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three months ended June 30, 2020 the Company sold 1,031,819 Common Shares under the ATM Program for net proceeds of $807. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

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

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair value at June 30, 2020
	Total	Level 1	Level 3
Other investments	$2,692	$2,692	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

Our investment in Midas Gold Shares and Nusantara Shares are classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2020.

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

In support of the metallurgical test work, we completed four additional large diameter core holes and extracted approximately 6 tonnes of higher-grade material from the Batman deposit. We prepared two additional 2.5 tonne composite samples for high-pressure grinding roll crushing and sorting tests using the same equipment as previous test work. The two 2.5 tonne tests were prepared to confirm the efficiency of sorting higher-grade ores. Additional grinding tests with manufacturers of fine grinding mills were completed in order to obtain material for further metallurgical studies and specific operating data for future design and evaluation work. We also completed additional testing with an impeller manufacturer in order to achieve optimal efficiency at designed slurry densities and P80 product particle size.

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

These metallurgic test programs have confirmed: (1) the efficiency of ore sorting across a broad range of head grades and the natural concentration of gold in the screen undersize material prior to sorting; (2) the efficiency of fine grinding and improved gold leach recoveries at an 80% passing grind size of 40 microns; and (3) the selection of FLSmidth VXP mill as the preferred fine-grinding mill.

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

Highlights of the 2019 PFS Base Case are presented in the table below:

	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.96	0.82
Payable Gold Annual Average (000's ozs)	495	413
Payable Gold Total (000's ozs)	2,476	5,305
Gold Recovery	92.3%	91.9%
Cash Costs ($/oz)(1)	$575	$645
AISC ($/oz)(2)	$688	$746
Strip Ratio (waste:ore)	2.65	2.52
Initial Capital ($ millions)		$826
After-tax NPV 5% ($ millions)		$823
After-tax IRR		23.4%
After-tax Payback (Production Years)		2.9

Notes: Economics presented using $1,350/oz gold and a flat $0.70:A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life. The mine plan includes both proven and probable mineral reserves.

(1)	Cash Costs per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.
(2)	All-in Sustaining Costs (“AISC”) per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

The following table illustrates the sensitivity of the Base Case after-tax economics to variable gold prices and foreign exchange assumptions:

Foreign Exchange ($/A$)	Gold Price
	$1,200		$1,300		$1,350		$1,400		$1,500
	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	21.6%	$687	26.3%	$895	28.4%	$994	30.5%	$1,094	34.7%	$1,296
0.65	19.2%	$604	23.7%	$807	25.8%	$911	27.9%	$1,011	32.0%	$1,209
0.70	16.9%	$525	21.2%	$718	23.4%†	$823†	25.4%	$928	29.4%	$1,126
0.75	14.7%	$440	18.9%	$636	20.9%	$734	23.1%	$839	27.0%	$1,043
0.80	12.6%	$355	16.8%	$557	18.8%	$652	20.7%	$750	24.7%	$954

† Assumptions used in the 2019 PFS.

Key capital expenditures for Base Case initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)
Total Capital per payable ounce of gold	$156	$75	(1)

Notes: may not add due to rounding.

(1) Net of asset sales.

The following table presents a breakdown of Base Case operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty(1)	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs(1)	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs(2)	$16.01	$575	$15.48	$645

Notes: May not add due to rounding.

(1)	Jawoyn Royalty and refinery costs calculated at $1,350 per ounce gold.
(2)	Total Cash Costs is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

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

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

As of June 30, 2020, the Company held the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”), which was subject to an agreement with Prime Mining Corporation (“Prime Mining”). In June 2020, the Company amended the agreement to accelerate Prime Mining’s final $1,500 payment required to complete the purchase of Los Reyes and to require additional payments of $2,100 by Prime Mining in lieu of Vista being granted certain royalty and back-in rights with $1,100 due in January 2021 and $1,000 due in July 2021. The previous $4,500 paid to date was applied first to reduce our carrying value to zero, with the remaining $2,892 recorded as a deferred option gain. The Company received the final $1,500 purchase price payment in July 2020 and transferred control of the Los Reyes project to Prime Mining. With transfer of control, Vista will recognize the $2,892 deferred option gain as income during the three months ending September 30, 2020.

Awak Mas Project, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. The holder of Awak Mas or a nominated party now has the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021, at which time the Company will recognize a gain for this amount and $68 that is currently carried as deferred option gain. If the holder does not make this final payment by April 30, 2021, Vista will retain the remaining royalty interests.

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

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this quarterly report on Form 10-Q, our other filings with the Securities and Exchange Commission and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, such things as those listed below.

Operations

●	Our belief that our efforts to evaluate, engineer, permit and de-risk the Project have increased gold resources and reserves and added to the underlying value of the Project and demonstrate strong development potential, including a potentially longer mine life;
●	our belief that our efforts in water treatment and management, biodiversity and social programs have created a strong social license in respect of the Project;
●	our belief that process improvements reflected in the 2019 PFS will result in reduced operating costs, increased gold recovery, and higher gold production realized at Mt Todd;
●	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
●	estimates of future operating and financial performance;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	that prospective development partners will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders;
●	our belief that utilizing certain existing infrastructure from that operation will considerably reduce the Project’s estimated development costs;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	estimates of mineral reserves and mineral resources at Mt Todd;
●	estimated operating costs, gold recovery and increased estimated gold production at Mt Todd;
●	our intention to improve the value of our gold projects;
●	the potential that development projects may lead to gold production or value adding strategic transactions;
●	the results of feasibility studies;

Business and Industry

●	our belief that our existing working capital, together with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned activities for more than 12 months;

●	our belief that the ATM Program will provide additional financing flexibility;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale, certain royalty interests and our Midas Gold Shares;
●	potential funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	potential changes in regulations or taxation initiatives;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	our belief that Prime Mining will have no legal interest in Los Reyes if the option agreement terminates;
●	our belief that we will receive any future payments pursuant to the terms of the Los Reyes agreement and, if not received, we will either retain ownership of the Los Reyes project or be granted net smelter return royalties and a back in right;
●	our belief that we will recover value added tax on the Los Reyes final purchase price payment in normal course;
●	our belief that we will receive any future payments for cancellation of the remaining net smelter return royalties on the Awak Mas project in Indonesia;
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and
●	our belief that the COVID-19 pandemic may have a material adverse impact on the Company’s financial condition and results of operations.

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

Operating Risks

●	pre-feasibility and feasibility study results, timing and the accuracy of estimates and assumptions on which they are based;
●	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;

●	delays in commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	future water supply issues at Mt Todd;
●	our ability to secure and maintain natural gas supply contracts to sustain the operation of our planned electrical power generation facility;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	potential adverse findings by the Australian Government upon review of our Australian research and development grants;
●	our likely status as a PFIC for U.S. federal tax purposes;

●	delays, potential losses and inability to maintain sufficient working capital due to business interruptions or global economic slowdowns caused by the COVID-19 pandemic (See Item 1A Risk Factors below);

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject; and
●	changes in climate change regulations could result in increased operating costs.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2019, under “Part I-Item 1A. Risk Factors” and also “Part II Item 1A. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

Cautionary Note to Investors Regarding Estimates of Mineral Reserves and Resources

The 2019 PFS referenced herein uses the terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” as defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

In addition, the 2019 PFS uses the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” which are defined in and required to be disclosed by NI 43-101; however, these terms are not defined terms under SEC Industry Guide 7 and are normally not permitted to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that all or any part of a mineral deposit in these categories will ever be converted into reserves. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all, or any part, of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of feasibility or pre-feasibility studies, except in rare cases. Investors are cautioned not to assume that all or any part of an inferred mineral resource exists or is economically, technically or legally mineable. Disclosure of “contained ounces” in a resource is permitted disclosure under Canadian regulations; however, the SEC normally only permits issuers to report mineralization that does not constitute “reserves” by SEC standards as in place tonnage and grade without reference to unit measures.

Accordingly, the 2019 PFS contains descriptions of our mineral deposits that may not be comparable to similar information made public by U.S. companies reporting under SEC Industry Guide 7.

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC. These amendments became effective February 25, 2019 (the “SEC

Modernization Rules”) and, following a two-year transition period, the SEC Modernization Rules will replace the historical property disclosure requirements for mining registrants that are included in SEC Industry Guide 7. The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its fiscal year beginning January 1, 2021. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standards; however there are differences in the definitions and standards under the SEC Modernization Rules and the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in the 2019 PFS or that the economics for the Mt Todd project estimated in the 2019 PFS will be the same as those estimated in any technical report prepared by the Company under the SEC Modernization Rules in the future.

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

Total Cash Costs and All-In Sustaining Costs

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic is having a material adverse effect on the global economy, which has impacted the natural resource sector and Vista. Vista has experienced a decline in value of its other investments and is incurring ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are delayed. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders), we may be forced to reduce or suspend activities at Mt. Todd or our offices, which could limit currently ongoing activities. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. These conditions will require working capital not previously anticipated, which may adversely affect our liquidity and ability to source additional working capital on reasonable terms. Extended delays will continue to affect our liquidity and capital resources and may ultimately have a material adverse effect on both short-term and long-term financial position and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our operations and financial condition. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2020, our U.S exploration properties were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
10.1

Amendment No. 1 to the At the Market Offering Agreement dated June 24, 2020, previously filed as Exhibit 1.2 to the Corporation’s Form 8-K filed with the Commission on June 25, 2020 and incorporated herein by reference (File No. 1-9025)

23.1	Consent of John Rozelle
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and six months ended June 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 29, 2020	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 29, 2020	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer