Form 10-Q
period 2020-09-30
VISTA GOLD CORP
filed 2020-10-28
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 102,684,704 common shares, without par value, outstanding as of October 23, 2020.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$6,106	$1,408
Short-term investments (Note 3)	4,049	3,260
Other investments, at fair value (Note 3)	295	3,676
Other current assets	190	482
Total current assets	10,640	8,826

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,589	5,623
Right-of-use assets	16	89
Total non-current assets	7,751	7,858
Total assets	$18,391	$16,684

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$69	$190
Accrued liabilities and other	637	472
Deferred option gain (Note 4)	68	168
Provision for environmental liability (Note 7)	—	240
Total current liabilities	774	1,070
Non-current liabilities:
Deferred option gain (Note 4)	—	2,960
Provision for environmental liability (Note 7)	240	—
Lease liability	3	8
Total non-current liabilities	243	2,968
Total liabilities	1,017	4,038

Commitments and contingencies (Note 8)
Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2020 - 102,684,704 and 2019 - 100,698,124 (Note 6)	459,822	457,716
Accumulated deficit	(442,448)	(445,070)
Total shareholders’ equity	17,374	12,646
Total liabilities and shareholders’ equity	$18,391	$16,684

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$3,540	$—	$6,108	$—
Exploration, property evaluation and holding costs	(1,034)	(1,401)	(2,942)	(3,294)
Corporate administration	(891)	(865)	(3,144)	(3,079)
Depreciation and amortization	(11)	(14)	(34)	(40)
Total operating income/(expense)	1,604	(2,280)	(12)	(6,413)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	2,437	(234)	2,407	(1,951)
Interest income	1	27	15	103
Other income/(loss)	178	(11)	212	67
Total non-operating income/(expense)	2,616	(218)	2,634	(1,781)

Income/(loss) before income taxes	4,220	(2,498)	2,622	(8,194)
Net income/(loss)	$4,220	$(2,498)	$2,622	$(8,194)

Basic:
Weighted average number of shares outstanding	102,368,232	100,606,542	101,482,849	100,490,309
Net income/(loss) per share (Note 6)	$0.05	$(0.02)	$0.03	$(0.08)

Diluted:
Weighted average number of shares outstanding	105,504,340	100,606,542	103,992,868	100,490,309
Net income/(loss) per share	$0.05	$(0.02)	$0.03	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	shareholders’
	shares	Amount	deficit	equity
Balances at July 1, 2019	100,537,541	$457,425	$(441,380)	$16,045
Shares issued (RSUs vested, net of shares withheld) (Note 6)	123,916	(30)	—	(30)
Stock-based compensation (Note 6)	—	148	—	148
Net loss	—	—	(2,498)	(2,498)
Balances at September 30, 2019	100,661,457	$457,543	$(443,878)	$13,665

Balances at July 1, 2020	102,096,256	$459,055	$(446,668)	$12,387
Shares issued, net of offering costs (Note 6)	509,315	629		629
Shares issued (RSUs vested, net of shares withheld) (Note 6)	79,133	(27)	—	(27)
Stock-based compensation (Note 6)	—	165	—	165
Net income	—	—	4,220	4,220
Balances at September 30, 2020	102,684,704	$459,822	$(442,448)	$17,374

				Total
	Common		Accumulated	shareholders’
	shares	Amount	deficit	equity
Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	266,296	(76)	—	(76)
Shares issued (exercise of stock options) (Note 6)	127,000	66	—	66
Stock-based compensation (Note 6)	—	615	—	615
Net loss	—	—	(8,194)	(8,194)
Balances at September 30, 2019	100,661,457	$457,543	$(443,878)	$13,665

Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	1,541,134	1,436		1,436
Shares issued (RSUs vested, net of shares withheld) (Note 6)	395,446	(124)	—	(124)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	757	—	757
Net income	—	—	2,622	2,622
Balances at September 30, 2020	102,684,704	$459,822	$(442,448)	$17,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$2,622	$(8,194)
Adjustments to reconcile net income/(loss) for the period to net cash used in operations:
Depreciation and amortization	34	40
Stock-based compensation	757	615
Gain on disposal of mineral property interests, net	(6,108)	—
(Gain)/Loss on other investments	(2,407)	1,951
Change in working capital account items:
Other current assets	292	217
Provision for environmental liability	—	(2)
Accounts payable, accrued liabilities and other	112	183
Net cash used in operating activities	(4,698)	(5,190)
Cash flows from investing activities:
Proceeds from sales of marketable securities	5,788	—
Disposition (acquisitions) of short-term investments, net	(789)	3,886
Additions to plant and equipment	—	(40)
Proceeds from option/sale agreements, net	3,048	1,667
Net cash provided by investing activities	8,047	5,513
Cash flows from financing activities:
Proceeds from equity financing, net	1,436	—
Payment of taxes from withheld shares	(124)	(76)
Proceeds from exercise of stock options	37	66
Net cash provided by (used in) financing activities	1,349	(10)

Net increase in cash and cash equivalents	4,698	313
Cash and cash equivalents, beginning of period	1,408	1,071
Cash and cash equivalents, end of period	$6,106	$1,384

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia and, if developed as presently designed, is projected to produce an estimated 5.3 million ounces of gold from proven and probable reserves over a 13-year mine life. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. We believe these efforts have increased the total gold resources and reserves, added substantially to the underlying value of the Project, and demonstrated its development potential.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study for Mt Todd and subsequently amended this study in September 2020 to correct and/or clarify certain items (the “2019 PFS”). Key improvements reflected in the 2019 PFS included increased estimated gold recovery and production, and selection of vertical milling equipment that is expected to be better suited for anticipated grinding requirements and to reduce energy consumption. Mt Todd will benefit from these improvements, other design efficiencies, and utilization of certain existing infrastructure, which we expect to considerably reduce the Project’s estimated development costs.

Vista held other non-core assets at September 30, 2020, including royalty interests in the United States and Indonesia, payments receivable from the sale of a gold/silver project in Mexico, mill equipment not in use and listed for sale, and other holdings of third-party equity securities.

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

3. Short-term and Other Investments

Short-term investments

As of September 30, 2020, and December 31, 2019, the amortized cost basis of our short-term investments was $4,049 and $3,260, respectively, which approximates fair value. Short-term investments at September 30, 2020 and December 31, 2019 were comprised of U.S. government treasury securities and certificates of deposit, all of which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less are included in cash and cash equivalents.

Other investments

The Company’s investments in common shares of Midas Gold Corp. (“Midas Gold Shares”) and Nusantara Resources Limited shares (“Nusantara Shares”) were recorded at fair value in the Condensed Consolidated Balance Sheets. Subsequent changes in fair value were recorded in the Condensed Consolidated Statements of Comprehensive Income/(Loss) in the period in which they occurred.

As of September 30, 2020, and December 31, 2019, the Company held nil and 6,882,115 Midas Gold Shares, respectively. The Company also held 1,333,334 Nusantara Shares as of September 30, 2020 and December 31, 2019. The fair value of other investments was $295 and $3,676 as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020, the Company sold its remaining 4,667,615 Midas Gold Shares for net proceeds of $4,835, at a gain of $2,454 based on the most recent measurement period of June 30, 2020. During the nine months ended September 30, 2020, the Company sold 6,882,115 Midas Gold Shares for net proceeds of $5,788, at a gain of $2,574 based on the most recent measurement periods of June 30, 2020, March 31, 2020, and December 31, 2019. Cumulative realized loss since acquisition of these Midas Gold Shares in April 2011 was $11,841, of which $14,415 was recognized in previous periods as unrealized loss, net. No Midas Gold Shares were sold during the three and nine months ended September 30, 2019.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2020	At December 31, 2019
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. The transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price and related transaction costs. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, and site management activities. Costs associated with these activities were charged to expense as incurred. See Note 8 for other commitments to the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”).

Guadalupe de Los Reyes, Sinaloa, Mexico

In July 2020, the Company received the final $1,500 payment from Prime Mining Corporation (“Prime Mining”) for the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”). With this final payment and upon transfer of the Los Reyes project to Prime Mining, Vista recognized an operating gain of $3,540, inclusive of previously deferred option gain of $2,892 and net of associated closing costs, during the three months ended September 30, 2020. In addition, Prime Mining is required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. If Prime Mining fails to make the $1,100 and $1,000 payments, Vista will have the right to reinstate its royalty and back-in rights.

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

5. Plant and Equipment

	September 30, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	depreciation	Net	Cost	depreciation	Net
Mt Todd, Australia	$5,237	$5,148	$89	$5,237	$5,114	$123
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,070	$5,481	$5,589	$11,070	$5,447	$5,623

6. Common Shares

Equity Financing

Vista previously entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell common shares of the Company (“Common Shares”) through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three and nine months ended September 30, 2020 the Company sold 509,315 Common Shares for net proceeds of $629 and 1,541,134 Common Shares for net proceeds of $1,436, respectively, under the ATM Program. No offers or sales were made under the ATM Program during the nine months ended September 30, 2019. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Warrants

All outstanding warrants totaling 6,514,625 expired unexercised in August 2019.

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) currently outstanding under the Company’s long-term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted share units	$158	$119	$489	$246
Deferred share units	—	—	209	209
Stock Options	7	29	59	160
	$165	$148	$757	$615

Phantom units	$45	$28	$79	$72

As of September 30, 2020, unrecognized compensation expense for RSUs, Stock Options, and phantom units was $476, $5, and $59, respectively, which is expected to be recognized over weighted average periods of 1.2, 0.5, and 0.8 years, respectively.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted average
	Number	grant-date fair
	of RSUs	value per RSU
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(657,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - September 30, 2020	2,467,002	$0.42

During the nine months ended September 30, 2020 and 2019, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $124 and $76, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes DSU activity:

		Weighted average
	Number of	grant-date fair
	DSUs	value per DSU
Unvested - December 31, 2018	—	—
Granted	366,000	0.57
Outstanding - December 31, 2019	366,000	0.57
Granted	360,000	0.58
Outstanding - September 30, 2020	726,000	0.57

Stock Options

The following table summarizes option activity:

			Weighted average
		Weighted average	remaining	Aggregate
	Number of	exercise price	contractual term	intrinsic
	options	per option	(years)	value
Outstanding - December 31, 2018	1,319,149	0.71	3.84	$1
Granted	350,000	0.73
Exercised	(163,667)	0.54		33
Cancelled/Forfeited	(16,667)	0.75		—
Expired	(51,815)	0.70		2
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - September 30, 2020	1,367,000	$0.71	2.89	$520

Exercisable - September 30, 2020	1,333,667	$0.71	2.87	$507

The following table summarizes unvested option activity:

			Weighted
		Weighted	average
		average	remaining
		grant-date	amortization
	Number of	fair value	period
	options	per option	(years)
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - September 30, 2020	33,333	$0.31	0.50

The fair value of stock options granted is estimated at the grant date using the Black-Scholes option pricing model. Option grants made during the nine months ended September 30, 2020 and 2019 used the following weighted average assumptions:

	September 30,
	2020	2019
Expected volatility	64.1%	61.1%
Risk-free interest rate	0.3%	2.0%
Expected life (years)	2.6	2.8
Dividend yield	0%	0%
Forfeiture assumption	0%	0%

Phantom Units

A summary of unvested phantom units as of September 30, 2020 is set forth in the following table:

		Weighted average
		remaining
	Number of	vesting term
	phantom units	(years)
Unvested - December 31, 2018	265,000
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - December 31, 2019	144,000	1.00
Vested	(72,000)
Unvested - September 30, 2020	72,000	0.75

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

Under our agreement with the Jawoyn Association, the Jawoyn Association will be entitled to an annual cash payment, or payment in kind, equal to 1% of the value of the annual gold production from the current mining licenses, and a 1% NSR on other metals, subject to a minimum payment of A$50 per year. In addition, our agreement requires that we offer the Jawoyn Association the opportunity to establish a joint venture with Vista holding a 90% participating interest and the Jawoyn Association holding a 10% participating interest in Mt Todd.

9. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair value at September 30, 2020
	Total	Level 1	Level 3
Other investments	$295	$295	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

At September 30, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market. At December 31, 2019, our investments in Midas Gold Shares and Nusantara Shares were also classified as Level 1.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

10. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2020 and 2019.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended September 30, 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share and per ounce amounts and currency exchange rates unless specified otherwise. References to $ are to United States dollars and to A$ are to Australian dollars.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value-adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia and, if developed as presently designed, is projected to produce an estimated 5.3 million ounces of gold from proven and probable reserves over a 13-year mine life.

We have invested nearly $100 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. These efforts have:

●	more than quadrupled reported measured and indicated gold resources (inclusive of gold reserves) (1);
●	established proven and probable gold reserves of 5.85 million contained gold ounces(1);
●	led to adopting industry-proven processing technologies that demonstrate gold recoveries in excess of 90%;
●	validated major mining and processing aspects of the Project; and
●	established Vista as a leader in environmental and community stewardship in Northern Territory, Australia.

(1) - See “Cautionary Note to Investors Regarding Estimates of Mineral Reserves and Resources” and the information under the heading “Project Updates – 2019 PFS” of this discussion and analysis for further information.

We believe this work has added substantially to the value of the Project, which reflects a $1.9 billion net present value (NPV5%) at the recent gold price of $1,900 per ounce and demonstrates near-term development potential. See the “Gold Price and Foreign Exchange Sensitivity Table” below.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study for Mt Todd and subsequently amended this study in September 2020 to correct and/or clarify certain items (the “2019 PFS”). Key improvements reflected in the 2019 PFS included increased estimated gold recovery and production, and selection of vertical milling equipment. This equipment is expected is to be better suited for the anticipated grinding requirements and to reduce energy consumption. As designed, Mt Todd would benefit from economies of scale inherent with a 50,000 tpd operation, an owner-operated mining fleet, employing a local workforce that avoids costly fly-in-fly-out labor and related costs, and current industry-proven processing technologies and equipment. The 2019 PFS also contemplates utilizing certain existing infrastructure, which resulted in benefit to the Project’s estimated development costs.

Vista continues to advance and de-risk Mt Todd. An ongoing geologic evaluation, while still preliminary, is focusing on the Batman deposit and the area northeast to the Quigleys deposit. Findings to date indicate district-scale potential as supported by our better understanding of the continuity of gold mineralization along a 5.4 Km strike length. As we evaluate this potential combined with the potential positive impacts on reserves resulting from continued improved gold prices, Vista is now targeting a plus 20-year mine life. Other ongoing programs are in process and planned to further improve Mt Todd’s near-term development potential and evaluate additional economic optimization opportunities.

In addition to the technical advancements of the Project, Vista has all major environmental permits and approval of the Mine Management Plan (operating permit) is in process. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional aboriginal land owners, local communities, and Northern Territory Government, creating a strong social license.

Vista is well positioned to consider prospective development partners that will recognize the value of Mt Todd. We are focused on realizing value for the Project that appropriately rewards shareholders.

Vista holds a number of non-core assets, some of which have been monetized to generate working capital to support ongoing operations in a non-dilutive manner. Among these assets were common shares of Midas Gold Corp. (“Midas Gold Shares”). In April 2011, we contributed our Yellow Pine assets in Idaho to Midas Gold Corp. and participated in a concurrent private placement that resulted in Vista owning 31.8 million Midas Gold Shares. Total consideration paid by Vista was $4,300. Since acquisition through September 30, 2020, Vista monetized all 31.8 million Midas Gold Shares for net proceeds of $19,533, including $4,835 and $5,788 received during the three and nine months ended September 30, 2020, respectively.

In addition, Vista received proceeds totaling $3,048 during the nine months ended September 30, 2020 from the sale of its interests in the Guadalupe de los Reyes gold and silver project (“Los Reyes”) and Awak Mas gold projects, and has agreements in place to realize up to $4,600 over the next nine months. Management continues to seek opportunities to monetize other non-core assets, which include mill equipment not in use and listed for sale, a royalty interest, and holdings of listed equity securities. Management’s objective is to continue to monetize non-core assets as a means to generate working capital in a non-dilutive manner.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown. The slowdown in economic activity resulting from the global response to slow the spread of COVID-19 has elevated the prospects of a severe global recession, which has caused many countries to introduce economic stimulus measures. Certain market segments have declined significantly and remain highly volatile. Precious metals, while volatile, have generally demonstrated an upward trend.

The global response undertaken to slow the spread of COVID-19 commonly includes travel restrictions, stay-at-home orders and social distancing. These and other actions caused many entities to temporarily suspend operations, re-direct resources and defer activities. Many entities have re-started operations in some capacity, but have and will continue to experience adverse financial impacts. The impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Corporate activities continue with personnel working remotely and on a limited in-office basis. Corporate travel and participation in conferences has been replaced by video conferencing. In Northern Territory, Australia, Covid-19 cases are almost nil and control measures have been significantly relaxed. Mt Todd is continues to operate under a COVID-19 Management and Mitigation Plan that is presently less restrictive. Direct costs to implement and maintain this plan have been minimal. To date, our workforce remains healthy. Vista experienced a decline in the value of its other investments during the initial stages of the pandemic, but has since seen the share prices of its other investments recover to pre-pandemic levels and higher. Management expects to incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended. These and other conditions may ultimately have a material adverse impact on the

Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net income (loss) for the three months ended September 30, 2020 and 2019 was $4,220 and $(2,498), respectively. Consolidated net income (loss) for the nine months ended September 30, 2020 and 2019 was $2,622 and $(8,194), respectively. The three and nine-month period ended September 30, 2020 included a gain of $2,568 associated with partial cancellation of the Company’s royalties on the Awak Mas project in Indonesia and a gain of $3,540 related to the sale of the Los Reyes project. The principal components of these year-over-year changes are discussed below.

The Company had working capital of $9,866 at September 30, 2020. This amount included deferred option gains of $68 related to the Awak Mas transaction, which will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources at September 30, 2020 included current assets totaling $10,640 and an offset for accounts payable and accrued liabilities totaling $706. The Company had no debt as of September 30, 2020.

Operating income and expenses

Gain on disposition of mineral property interests, net

In May 2020, the Company received $2,400 to cancel a 1% net smelter return royalty (“NSR”) on the first 1,250,000 gold ounces produced at the Awak Mas project and a 1.25% NSR on the next 1,250,000 gold ounces produced. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,568 upon receipt of the payment. In July 2021, the Company received the final Los Reyes option payment and transferred control of the project to Prime Mining. Including recognition of the associated deferred option gain, we recognized a gain of $3,540 upon completion of the transfer.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,034 and $1,401 during the three months ended September 30, 2020 and 2019, respectively; and $2,942 and $3,294 for the nine months ended September 30, 2020 and 2019, respectively. These costs remained relatively constant, although the nature of expenses shifted from work associated with the 2019 PFS to activities to finalize the Mine Management Plan and advance strategic development initiatives. The declines period-over-period resulted from more activity in 2019 related to completing the 2019 PFS and a stronger U.S. dollar compared to the Australian dollar in 2020.

Corporate administration

Corporate administration costs were $891 and $865 during the three months ended September 30, 2020 and 2019, respectively and $3,144 and $3,079 during the nine months ended September 30, 2020 and 2019, respectively. Administrative expenses were generally equal for the nine months ended September 30, 2020 and 2019. Reduced travel and investor relations expenses resulting from limitations caused by the COVID-19 pandemic were offset by higher costs for legal and compliance activities.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $2,437 and $(234) for the three months ended September 30, 2020 and 2019, respectively; and $2,407 and $(1,951) for the nine months ended September 30, 2020 and 2019, respectively. These amounts reflect unrealized gains (losses) from changes in fair value of our Midas Gold Shares and Nusantara Resources

Limited shares (“Nusantara Shares”) and realized gains on sales of the Midas Gold Shares. The unrealized gain/(loss) on Midas Gold Shares was nil and $(158) for the three and nine months ended September 30, 2020, respectively. The unrealized loss on Nusantara Shares was $17 and $9 for the three and nine months ended September 30, 2020, respectively. No such gains/(losses) were recognized for the Nusantara Shares in 2019. The Company sold 4,667,615 Midas Gold Shares and received net proceeds of $4,835 with a realized gain of $2,454 during the three months ended September 30, 2020. The Company sold 6,882,115 Midas Gold Shares and received net proceeds of $5,788 with a realized gain of $2,574 during the nine months ended September 30, 2020. There were no Midas Gold Share sales during the three or nine months ended September 30, 2019.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,698 and $5,190 for the nine months ended September 30, 2020 and 2019, respectively. The decline in operating cashflows generally reflects reduced expenditures in U.S. dollar terms due to a stronger U.S. dollar compared to the Australian dollar and a decrease in certain costs due to the COVID-19 pandemic, such as travel.

Investing activities

Net cash provided by investing activities was $8,047 and $5,513 for the nine months ended September 30, 2020 and 2019, respectively. Sources of cash from investing activities during the nine months ended September 30, 2020 were realized through monetization of non-core assets, including net proceeds of $5,788 from sales of 6,882,115 Midas Gold Shares, $2,400 for partial cancellation of the Awak Mas royalties, and $648 for the net final purchase price payment received for the Los Reyes project. These sources of cash from investing activities were partially offset by net purchases of short-term investments of $789 during the nine months ended September 30, 2020. Net cash provided by investing activities for the nine months ended September 30, 2019 include net dispositions of short-term investments of $3,886 and receipts of $1,667 under the Los Reyes agreement.

Financing activities

During the nine months ended September 30, 2020 and 2019, net cash of $1,349 and $(10), respectively, was provided by (used in) financing activities. Cash from financing activities during the nine months ended September 30, 2020 included net proceeds of $1,436, which was received upon issuance of 1,541,134 common shares of the Company (“Common Shares”). The net amount expended during the nine months ended September 30, 2019 included proceeds from exercises of stock options, offset by payments of employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and capital resources

The Company had working capital of $9,866 at September 30, 2020. This amount included a deferred option gain of $68 related to the Awak Mas transaction, which will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources at September 30, 2020 included current assets totaling $10,640 offset by accounts payable and accrued liabilities of $706. This compares to current assets totaling $8,826 offset by accounts payable and accrued liabilities of $662 at December 31, 2019. Furthermore, cash plus short-term investments totaled $10,155 at September 30, 2020 compared to $4,668 at December 31, 2019.

Vista’s liquidity improved primarily through successful monetization of its non-core assets, which generated total net cash proceeds of $8,993 during the nine months ended September 30, 2020. Limited use of the Company’s ATM Program (defined below) also generated additional net proceeds to the Company of $1,436 during the nine months ended September 30, 2020 and our expenditure profile remained modest. For additional details see the “Results from Operations” section above and the preceding discussions in this section of operating activities, investing activities and financing activities.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. To date, the direct effect on Vista’s liquidity and capital resources has been limited to ongoing costs incurred  and extension of some corporate strategic objectives. This has been offset by cash inflows from non-core asset monetization and limited use of the Company’s ATM Program. Despite the recent improvement in Vista’s liquidity and capital resources and a generally upward trend in the gold price, the duration of global travel restrictions and the pace and extent of economic recovery may affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives. Extended delays will affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

Despite these conditions, we believe our existing working capital at September 30, 2020, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2020 to date, and discretionary programs for more than 12 months.

The Company continues to focus on monetizing non-dilutive sources of funding. Vista has agreements in place to realize up to $4,600 over the next nine months from the sale of its interests in the Los Reyes and Awak Mas gold projects. The Company also owns a royalty interest and holds listed equity securities. Additionally, the Company’s used mill equipment is being marketed by a third-party mining equipment dealer.

If other potential sources of non-dilutive financing cannot be realized within the timeframe or for the amounts required to meet obligations when due, Vista will need to raise additional capital through equity issuances, or other means. Among several means that are available, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances.

Under the ATM Agreement the Company may, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three months ended September 30, 2020 the Company sold 509,315 Common Shares under the ATM Program for net proceeds of $629. Total sales under the ATM Program through September 30, 2020 were 1,541,134 Common Shares for net proceeds of $1,436. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

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

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair value at September 30, 2020
	Total	Level 1	Level 3
Other investments	$295	$295	$—

	Fair value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

At September 30, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market. At December 31, 2019, our investments in Midas Gold Shares and Nusantara Shares were also classified as Level 1.

There have been no transfers between levels in 2020, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of September 30, 2020.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

The scientific and technical information about Mt Todd in this discussion and analysis has been reviewed and approved by Mr. John Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Environmental Approvals

The Environmental Impact Statement ("EIS") for Mt Todd was approved by the Northern Territory Environmental Protection Authority (“NT EPA”) in September 2014. In its formal notification to the Company, the NT EPA advised that it has assessed the environmental impacts of the Mt Todd project and concluded that it can proceed, subject to a number of recommendations outlined in the Assessment Report. Subsequently, the Company undertook to complete these recommendations.

In January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the Environment Protection and Biodiversity Conservation Act, as it relates to the Gouldian Finch, had been approved by the Australian Commonwealth Department of Environment and Energy. With this authorization, Vista has all major environmental approvals necessary to allow development of Mt Todd.

2019 PFS

Vista filed a technical report titled “NI 43-101 Technical Report Mt Todd Gold Project 50,000 tpd Preliminary Feasibility Study Northern Territory, Australia,” dated October 7, 2019, with an effective date of September 10, 2019 as amended September 22, 2020, (the “2019 PFS”). The amendment dated September 22, 2020 was to correct and/or clarify certain items included in the original technical report dated October 7, 2019. See below for a summary of changes.

The 2019 PFS was based on the results of metallurgical testing, a comprehensive review of the Project and the re-design of elements of the process flow sheet, and most importantly, grinding circuit design changes. The 2019 PFS provides updated material, scientific, and technical information based on additional data obtained from extensive metallurgic test work conducted in 2018 and 2019. This work confirmed: 1) the efficiency of ore sorting across a broad range of head grades and the natural concentration of gold in the screen undersize material prior to sorting; 2) the efficiency of fine grinding and improved gold leach recoveries at an 80% passing grind size of 40 microns; and 3) the selection of FLSmidth’s (FLS) VXP mill as the preferred fine grinding mill.

The process improvement efforts resulted in revised estimates that reflect reduced operating costs, increased gold recovery and higher gold production. In addition, we commissioned an independent benchmarking study to assess the appropriateness of capital and operating cost estimates, construction and ramp-up schedules, owner's costs and key components of the Mt Todd project. Recommendations from the study were incorporated, as appropriate, in the 2019 PFS. We also updated revenue, capital, and operating costs based on 2019 market conditions and quotes from suppliers.

The 2019 PFS reflects a 50,000 tpd project with a 13-year mine life. Highlights are presented in the table below:

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

(1)	Cash Costs per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.
(2)	All-in Sustaining Costs (“AISC”) per ounce is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

The following table illustrates the sensitivity of the after-tax economics to variable gold prices and foreign exchange assumptions:

Gold Price and Foreign Exchange Sensitivity Table
Foreign Exchange ($/A$)	Gold Price
	$800		$1,000		$1,200		$1,300		$1,350
	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	(1.3%)	($265)	12.1%	$290	21.6%	$687	26.3%	$895	28.4%	$994
0.65	(4.7%)	($410)	9.8%	$206	19.2%	$604	23.7%	$807	25.8%	$911
0.70	(7.9%)	($552)	6.4%	$61	16.9%	$525	21.2%	$718	23.4%†	$823†
0.75	(11.0%)	($693)	4.1%	($42)	14.7%	$440	18.9%	$636	20.9%	$734
0.80	(13.9%)	($835)	1.9%	($150)	12.6%	$355	16.8%	$557	18.8%	$652

Gold Price and Foreign Exchange Sensitivity Table (continued)
Foreign Exchange ($/A$)	Gold Price
	$1,400		$1,500		$1,700		$1,900
	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	30.5%	$1,094	34.7%	$1,296	43.4%	$1,700	50.6%	$2,099
0.65	27.9%	$1,011	32.0%	$1,209	40.3%	$1,617	47.4%	$2,015
0.70	25.4%	$928	29.4%	$1,126	37.4%	$1,533	44.4%	$1,932
0.75	23.1%	$839	27.0%	$1,043	34.7%	$1,445	41.6%	$1,848
0.80	20.7%	$750	24.7%	$954	32.2%	$1,362	39.0%	$1,765

† Assumptions used in the 2019 PFS.

Key capital expenditures for initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)
Total Capital per payable ounce of gold	$156	$75	(1)

Notes: may not add due to rounding.

(1) Net of asset sales.

The following table presents a breakdown of operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per tonne		Per tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty(1)	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs(1)	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs(2)	$16.01	$575	$15.48	$645

Notes: May not add due to rounding.

(1)	Jawoyn Royalty and refinery costs calculated at $1,350 per ounce gold.
(2)	Total Cash Costs is a non-GAAP financial measure; see the Non-GAAP Financial Measures section below for additional disclosure.

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

The table below highlights the 2019 PFS production schedule.

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

The table below illustrates the updated mineral reserve and resource estimate for the Project. The effective date of the Mt Todd mineral resource estimate is September 2019.

Mt Todd Mineral Resources (50,000 tpd)

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Total	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & Indicated Resources include Proven and Probable Reserves. Batman reserves are calculated at a 0.40 g Au/tonne cut-off grade and US$1,350 per ounce gold price. Batman and Quigleys resources are quoted at a 0.40g Au/t cut-off grade. Heap Leach reserves and resources are the average grade of the heap, no cut-off applied as all of this material is processed. Economic analysis conducted only on proven and probable reserves.
●	Rex Bryan of Tetra Tech is the Qualified Person responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits. Thomas Dyer of Mine Development Associates is the Qualified Person responsible for developing reserves for the Batman deposit. Deepak Malhotra of Resource Development Inc. is the Qualified Person responsible for developing reserves for the heap leach.
●	All scientific and technical information contained herein has been prepared by, or under the supervision of, John Rozelle, Vista’s Senior Vice President, a Qualified Person as defined by National Instrument 43-101 – Standards of Disclosure for Mineral Projects

The mine plan in the 2019 PFS includes both proven and probable reserves and estimated total recovered gold at 5.3 million ounces. The table below presents the estimated mineral reserves for the Project.

Mt Todd Gold Project Mineral Reserves – 50,000 tpd, 0.40 g Au/t cut-off and $1,250 per ounce gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(gAu/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	72,672	0.88	2,057	—	—	—	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	—	—	—	148,369	0.79	3,791
Proven & Probable	207,687	0.84	5,616	13,354	0.54	232	—	—	—	221,041	0.82	5,848

Economic analysis conducted only on proven and probable mineral reserves.  These reserves are not reserves under SEC Industry Guide 7 standards.

The September 22, 2020 amendment to the 2019 PFS reflects amendments to correct and/or clarify certain items, including:

●	Changes to the title page to include each Qualified Person’s (QP) professional designation to comply with form requirements;
●	Clarification of QP disclaimers and additions to Section 3 – Reliance on Other Experts to comply with form requirements;
●	Additions to Section 9 - Exploration and Section 10 - Drilling to comply with form requirements;
●	Clarification of credentials in certificates for specific QPs;
●	Adjustment of measured, indicated, and inferred mineral resources for Quigleys deposit; and
●	Certain other minor changes to comply with form requirements.

There were no changes to the following key items in the 2019 PFS:

●	Reported measured, indicated, and inferred mineral resources for Batman deposit;
●	Reported design parameters for the open pit mine plans;
●	Reported proven and probable mineral reserves;
●	Reported design parameters for the process plant or process flow sheet;
●	Reported metallurgical recoveries and associated supporting test work;
●	Reported capital and operating costs;
●	Reported design parameters for the tailings dams and waste rock dump;
●	Reported design parameters and associated costs for the reclamation plan; and
●	Reported financial results from the cash flow analysis, rates of return, and schedules.

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

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

In July 2020, the Company received the final $1,500 purchase price payment from Prime Mining for the Los Reyes project. With this final payment and upon transfer of the Los Reyes project to Prime Mining, Vista recognized an operating gain of $3,540, inclusive of previously deferred option gain of $2,892 and net of associated closing costs, during the three months ended September 30, 2020. In addition, Prime Mining is required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. If Prime Mining fails to make the $1,100 and $1,000 payments, Vista will have the right to reinstate its royalty and back-in rights.

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

Operations

●	Our belief that our efforts to evaluate, engineer, permit and de-risk the Project have increased gold resources and reserves and added substantially to the underlying value of the Project and demonstrate strong development potential, including a potentially longer mine life;
●	our belief that Mt Todd is the largest undeveloped gold project in Australia;
●	our belief that our efforts in water treatment and management, biodiversity and social programs have created a strong social license in respect of the Project;
●	our belief that process improvements reflected in the 2019 PFS will result in reduced operating costs, increased gold recovery, and higher gold production realized at Mt Todd;
●	our plans and available funding to continue to improve Mt Todd’s near-term development potential and evaluate additional economic optimization opportunities;
●	estimates of future operating and financial performance;
●	plans to secure a development partner that will recognize the value of Mt Todd and provide appropriate reward for Vista shareholders;
●	our belief that our work on Mt Todd has added substantially to the value of the Project, which reflects a $1.9 billion net present value (NPV5%) at the current gold price of approximately $1,900/ounce and demonstrates near-term development potential;
●	our expectation that vertical milling equipment would be better suited for anticipated grinding requirements and reduce energy consumption;
●	our belief that utilizing certain existing infrastructure from that operation will benefit the Project’s estimated development costs;
●	our belief that preliminary geologic evaluations indicate district-scale potential along a 5.4 Km strike length at Mt Todd;
●	our belief that a plus 20-year mine life is achievable;
●	estimates of mineral reserves and mineral resources at Mt Todd;
●	estimated operating costs, gold recovery and estimated gold production at Mt Todd;
●	our intention to improve the value of our gold projects;
●	the potential that development projects may lead to gold production or value adding strategic transactions;
●	the results of feasibility studies;

Business and Industry

●	our belief that our existing working capital, together with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned corporate expenses and project holding costs, which we expect to be generally consistent with 2019, and discretionary programs for more than 12 months;
●	our belief that the ATM Program will provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale, and certain royalty interests;
●	potential funding requirements and sources of capital, including near-term sources of additional cash;
●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	our belief that we will receive any future payments pursuant to the terms of the Los Reyes agreement and, if not received, we will be granted net smelter return royalties and a back in right;
●	our expectation that we will recover value added tax on the Los Reyes final purchase price payment in normal course;
●	our expectation that we will receive any future payments for cancellation of the remaining net smelter return royalties on the Awak Mas project in Indonesia;
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and
●	our belief that the COVID-19 pandemic may have a material adverse impact on the Company’s financial condition and results of operations.

Forward-looking statements and forward-looking information have been based upon a number of estimates and assumptions including material estimates and assumptions related to our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with our regulators; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

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

Non-GAAP Financial Measures

In this report, we have provided information prepared or calculated according to United States generally accepted accounting principles (“U.S. GAAP”), as well as provided some non-U.S. GAAP prospective financial performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic is having a material adverse effect on the global economy, which has impacted the natural resource sector and Vista. Vista is incurring ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are delayed. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders), we may be forced to reduce or suspend activities at Mt Todd or our offices, which could limit currently ongoing activities. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. These conditions will require working capital not previously anticipated, which may adversely affect our liquidity and ability to source additional working capital on reasonable terms. Extended delays will continue to affect our liquidity and capital resources and may ultimately have a material adverse effect on both short-term and long-term financial position and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section and those set forth under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our operations and financial condition. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2020, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 28, 2020	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 28, 2020	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer