Form 10-K
period 2020-12-31
VISTA GOLD CORP
filed 2021-02-26
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No⌧

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ⌧ No ◻

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

      Large Accelerated Filer ◻      Accelerated Filer ◻      Non-Accelerated Filer ⌧ Smaller Reporting Company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,760,855

The number of shares of the Registrant’s Common Stock outstanding as of February 12, 2021 was 103,377,704.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2021 Annual General Meeting of Shareholders are incorporated herein. See Part III.

CAUTIONARY NOTE TO INVESTORS REGARDING ESTIMATES OF MEASURED, INDICATED AND INFERRED RESOURCES AND PROVEN AND PROBABLE MINERAL RESERVES

The terms “mineral reserve”, “proven mineral reserve” and “probable mineral reserve” are defined in Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and the Canadian Institute of Mining, Metallurgy and Petroleum (the “CIM”) – CIM Definition Standards on Mineral Resources and Mineral Reserves, adopted by the CIM Council, as amended (the “CIM Definition Standards”). These definitions differ from the definitions in the United States Securities and Exchange Commission (“SEC”) Industry Guide 7 (“SEC Industry Guide 7”) under the United States Securities Act of 1933, as amended (the “Securities Act”). Under SEC Industry Guide 7 standards, a “final” or “bankable” feasibility study is required to report reserves, the three-year historical average metal price is used in any reserve or cash flow analysis to designate reserves, and the primary environmental analysis or report must be filed with the appropriate governmental authority.

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

The SEC has adopted amendments to its disclosure rules to modernize the mineral property disclosure requirements for issuers whose securities are registered with the SEC(the “SEC Modernization Rules”). The Company is not required to provide disclosure on its mineral properties under the SEC Modernization Rules until its 10-K for the fiscal year beginning January 1, 2021, subject to certain exceptions which may require compliance earlier. Under the SEC Modernization Rules, the definitions of “proven mineral reserves” and “probable mineral reserves” have been amended to be substantially similar to the corresponding CIM Definition Standards and the SEC has added definitions to recognize “measured mineral resources”, “indicated mineral resources” and “inferred mineral resources” which are also substantially similar to the corresponding CIM Definition Standard. However there are differences between the definitions and standards under the SEC Modernization Rules and those under the CIM Definition Standards and therefore once the Company begins reporting under the SEC Modernization Rules there is no assurance that the Company’s mineral reserve and mineral resource estimates will be the same as those reported under CIM Definition Standards as contained in the technical report prepared under CIM Definition Standards or that the economics for the Mt Todd project estimated in such technical report will be the same as those estimated in any technical report prepared by the Company under the SEC Modernization Rules in the future.

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

CURRENCY

References to AUD or A$ refer to Australian currency and USD or $ refer to United States currency, all in thousands, unless specified otherwise, except per share-related, per tonne, and per ounce amounts.

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

Operations

●	Our belief that the Mt Todd gold project (“Mt Todd” or the “Project”) will benefit from the 2019 PFS (as defined below) improvements, other design efficiencies, and utilization of certain existing infrastructure, which we expect to reduce the Project’s estimated development costs;
●	our belief that our investments to systematically explore, evaluate, engineer, permit and de-risk the Project have added to the underlying value of the Project and demonstrate strong development potential;
●	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
●	the feasibility of Mt Todd and the timing, performance and results of feasibility studies;
●	our belief that fine grinding will improve gold recoveries and favorably impact project economics;
●	estimates of future operating and financial performance;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	our expectation that the Mt Todd Mining Management Plan will be approved by the Northern Territory Department of Industry, Tourism and Trade, formerly known as the Northern Territory Department of Primary Industries and Resources;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	dewatering of the pit will not present any major issues when resuming operations in the Batman pit;
●	estimates of mineral reserves and mineral resources;
●	our intention to improve the value of our gold projects;

●	the potential that development projects may lead to gold production or value-adding strategic transactions; and
●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our estimates with respect to historical mine production at Mt Todd;
●	our expectation that plus 5/8” HPGR crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively consistent;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG mill design;
●	our expectation that ore sorting as reported in the 2019 PFS will improve mill feed grade at Mt Todd by approximately 8%, resulting in run-of-mine average mill feed grade of 0.91 g Au/t compared to the Batman pit reserve grade of 0.84 g Au/t, and that total costs for grinding, leaching and tailings handling will be lower than previously estimated;
●	the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading of the area occupied by the heap leach pad only as the material on the existing heap leach pad will be processed through the mill at the end of mine life;
●	our interpretation that findings to date indicate district-scale resource potential and continuity of gold mineralization along a 5.4 Km strike length and our target of a plus 20-year mine life; and
●	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction;

Business and Industry

●	our belief that our existing working capital will be sufficient to fully fund our currently planned corporate, project holding, and discretionary programs for more than 12 months;
●	our belief that we are in a position to actively pursue strategic alternatives that provide the best opportunity to maximize value for the Company;
●	our belief that the At-the-Market program will provide additional financing flexibility at a low cost;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale;
●	potential funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
●	our belief that we maintain reasonable amounts of insurance;
●	our expectations related to potential changes in regulations or taxation initiatives;
●	our expectation that we will continue to be a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	preliminary estimates of the reclamation and other related costs that will be incurred after we notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd;

●	pursuant to the Los Reyes Option Agreement (defined in Item 2: Properties – Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico), our belief that:
o	Prime Mining will make an additional payment to us in lieu of granting us certain royalty and back-in rights; and
o	if Prime Mining fails to make the remaining payment, that we will be able to reinstate our royalty and back-in rights.
●	the efficacy of the measures we have implemented to mitigate the risks of COVID and the detrimental effects it may have on our operations; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Company’s Board of Directors (the “Board”); our cash and other funding requirements and timing and sources thereof; results of preliminary feasibility and feasibility studies, the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and preliminary feasibility and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political and social conditions; expected Australian national, provincial and local government policies, including legal reforms, successful advancement of the Company’s required permitting processes; ability to successfully raise additional capital. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	preliminary feasibility and feasibility study results and preliminary assessment results and the accuracy of estimates and assumptions on which they are based;
●	resource and reserve estimate results, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
●	the timing and results of a feasibility study on Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;

●	the success of future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	our ability to secure and maintain natural gas supply contracts to sustain the operation of our planned electrical power generation facility;
●	litigation or other legal claims; and
●	environmental lawsuits.

Financial and Business Risks

●	fluctuations in the price of gold;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt. Todd development or operation;
●	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	fluctuation in foreign currency values;
●	potential adverse findings by the Australian Government upon review of our Australian research and development grants;
●	our likely status as a PFIC for U.S. federal tax purposes;
●	delays, potential losses and inability to maintain sufficient working capital due to business interruptions or global economic slowdowns caused by the COVID-19 pandemic;
●	Vista may experience cybersecurity threats;
●	Vista is subject to anti-bribery and anti-corruption laws;
●	direct and indirect consequences of the COVID-19 pandemic; and
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector.

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject; and
●	changes in climate change regulations could result in increased operating costs.

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

“scats” means material in a ball mill or sag mill that has become rounded and no longer susceptible to additional size reduction. This material is commonly rejected from the grinding circuit for additional crushing because it contributes to higher energy consumption within the mill.

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

PART I

ITEM 1. BUSINESS.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operates in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

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

We have invested nearly $100 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. These efforts have:

●	more than quadrupled reported measured and indicated gold resources (inclusive of gold reserves) (1);
●	established proven and probable gold reserves of 5.85 million contained gold ounces(1);
●	led to adopting industry-proven processing technologies that demonstrate gold recoveries in excess of 90%;
●	validated major mining and processing methods and costs of the Project; and
●	established Vista as a leader in environmental and community stewardship in Northern Territory, Australia.

(1) - See “Cautionary Note to Investors Regarding Estimates of Mineral Reserves and Resources” and the information under the heading “Project Updates – 2019 PFS” of this discussion and analysis for further information.

We believe this work has added substantially to the value of the Project, which reflects a $1.6 billion net present value (NPV5%) at the recent gold price of $1,800 per ounce and a 0.775 AUD:USD exchange rate and demonstrates near-term development potential. See the “Gold Price and Foreign Exchange Sensitivity Table” below.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study for Mt Todd and subsequently amended this study in September 2020 to correct and/or clarify certain items (the “2019 PFS”). Key improvements reflected in the 2019 PFS included increased estimated gold recovery and production, and selection of vertical milling equipment that is expected to be best suited for anticipated grinding requirements and to reduce energy consumption. Mt Todd will benefit from these improvements, other design efficiencies, and utilization of certain existing infrastructure, which reduced the Project’s estimated development costs.

Vista continues to advance and de-risk Mt Todd. An ongoing geologic evaluation, while still preliminary, is focusing on the Batman deposit and the area northeast to the Quigleys deposit. Findings to date indicate district-scale resource potential as supported by our better understanding of the continuity of gold mineralization along a 5.4 Km strike length. As we evaluate this potential, Vista commenced an eight-hole, 2400-meter proof of concept drilling program in the fourth quarter of 2020 to test targets known as the Batman Hanging Wall Lode and the Batman North Extension, with the goal of the program to test the expected existence of mineralization with vertical and lateral continuity within and immediately adjacent to the planned Batman pit. Results from hole 1 (VB20-001) in the Batman Hanging Wall Lode were reported in December 2020 and confirmed our interpretation.

In January 2021, drill results from holes 2, 3 and 4 (VB20-002, 003 and 004) confirmed the extension of the Batman Core Zone to the north, as expected. Drilling continues on the remaining holes, with completion and results expected this quarter. Results so far suggest that additional drilling could lead to an increase in the mineral resource estimates both within and outside the current design of the Batman pit. We are presently evaluating targets for a follow-up drill program with the objective to confirm continuity and connectivity of the mineralized structures extending northeast to the Quigleys deposit. Based on this potential, Vista is now targeting a mine life extending longer than the current 13 years. Other ongoing programs are in process and planned to further improve Mt Todd’s near-term development potential and evaluate additional optimization opportunities.

In addition to the technical advancements of the Project, Vista has all major environmental permits in hand. The Environmental Impact Statement ("EIS") for Mt Todd was approved by the Northern Territory Environmental Protection Authority (“NT EPA”) in September 2014. In its formal notification to the Company, the NT EPA advised that it has assessed the environmental impacts of the Mt Todd project and concluded that it can proceed, subject to a number of recommendations outlined in the Assessment Report. Subsequently, the Company undertook to complete these recommendations. In January 2018, we announced that the “authorization of a controlled activity” at Mt Todd, as required under the Environment Protection and Biodiversity Conservation Act, as it relates to the Gouldian Finch, had been approved by the Australian Commonwealth Department of Environment and Energy.

In November 2018, we applied for approval of the Mining Management Plan (“MMP”), which is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life. The MMP is currently in the process of final review by the Northern Territory Department of Industry, Tourism and Trade (“DITT”).

We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional aboriginal land owners, local communities, and Northern Territory Government, creating a strong social license.

Vista is well positioned to engage with potential partners and identify strategic opportunities to advance the development of Mt Todd in a way that preserves maximum Project ownership for our shareholders, while minimizing future dilution.

Vista holds a number of non-core assets, some of which have been monetized to generate working capital to support ongoing operations in a non-dilutive manner. Among these assets were common shares of Midas Gold Corp. (“Midas Gold Shares”). In April 2011, we contributed our Yellow Pine assets in Idaho to Midas Gold Corp. and participated in a concurrent private placement that resulted in Vista owning 31.8 million Midas Gold Shares. Total consideration paid by Vista was $4,300. Since acquisition through December 31, 2020, Vista monetized all 31.8 million Midas Gold Shares for net proceeds of $19,533, including $5,788 received during 2020.

In addition, Vista received net proceeds totaling $3,408 during 2020 from the sale of its interests in the Guadalupe de los Reyes gold and silver project (“Los Reyes”) and Awak Mas gold projects, and has agreements in place to realize up to an additional $4,600 relating to the buyout of royalty rights under these agreements over the next nine months. Management continues to seek opportunities to monetize other non-core assets, which include mill equipment not in use and listed for sale, a royalty interest, and holdings of listed equity securities. Management’s objective is to continue to monetize non-core assets as a means to generate working capital in a non-dilutive manner.

Vista was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” It amalgamated with Pecos Resources Ltd. during June 1985 and continued as Granges Exploration Ltd. In June 1989, Granges Exploration Ltd. changed its name to Granges Inc. Granges Inc. amalgamated with Hycroft Resources & Development Corporation during May 1995 and continued as Granges Inc. Effective November 1996, Da Capo Resources Ltd. and Granges, Inc. amalgamated under the name “Vista Gold Corp.” and, effective December 1997, Vista continued from the Province of British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On June 11, 2013, Vista continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses, telephone and facsimile numbers of our offices are:

Executive Office	Registered and Records Office
7961 Shaffer Parkway, Suite 5	1200 Waterfront Centre – 200 Burrard Street
Littleton, Colorado, USA 80127	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744
Facsimile: (720) 981-1186	Facsimile: (604) 687-1415

Human Capital Management

As of December 31, 2020, we had 14 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with Vista’s performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages and benefits and incentive earnings for both short-term and long-term performance.

The health and safety of our employees and others is a key priority in the way we manage our business. Oversight is provided by the Company’s Board of Directors through the Health, Safety, Environment and Social Responsibility Committee. Management utilizes the principles set out in our Health & Safety Policy to administer health and safety programs. Employees and others entering our workplaces are provided with relevant orientation and required to adhere to established site protocols. In addition to recurring health and safety considerations, the Company has responded to workplace challenges presented by the COVID-19 pandemic. Measures implemented include, among others: work-from-home flexibility, on-site staffing limits, social distancing, additional surface cleaning procedures, installation of air sanitization equipment, and accommodation of specific needs for high-risk employees or family members.

Vista’s priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Business Conduct and Ethics and other related policies. Oversight is provided by the Company’s Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Business Conduct and Ethics on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements, or outright sales of assets. We reported no operating revenues during the years ended December 31, 2020 and 2019. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

We generally will be required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing operations are completed. These reclamation efforts would be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

The Mt Todd site was not reclaimed when the mine closed in the late 1990s. Liability for the reclamation of the environmental conditions existing prior to the 2006 commencement of Vista’s involvement with the Project remains the responsibility of the NT Government until after we have provided notice to the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd. Vista does not expect to give such notice until a project development decision has been made, the Project is fully permitted to construct the mine, and necessary financing for Project construction has been arranged.

Vista maintains a $240 provision for potential reclamation costs attributable to certain mining claims previously held by the Company should no other potentially responsible parties be identified.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, mine safety, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, the use and disposal of hazardous substances, and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our exploration and other programs. We believe we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate. With the exception of previously held claims noted above, management of the Company is not aware of any current orders or directions relating to the Company with respect to the aforementioned laws and regulations.

Australia Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, Mt Todd is expected to have a variety of environmental impacts should development proceed. In Australia, environmental legislation plays a significant role in the mining industry. We are required under Australian laws and regulations (federal, state and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization under the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material within sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to receive authorization of a Mining Management Plan (“MMP”) before the start of mining operations. The Mt Todd MMP was formally submitted in November 2018 and is under review by the DITT.

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

During 2020, none of our project sites had any material non-compliance occurrences with any applicable environmental regulations. See “Item 1. Business – Reclamation” above.

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

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global gold supply and demand, and political and economic conditions.

The following table presents the high, low and average afternoon fixed prices in U.S. dollars for an ounce of gold on the London Bullion Market over the past five years:

Year	High	Low	Average
2016	1,366	1,077	1,251
2017	1,346	1,151	1,257
2018	1,355	1,178	1,269
2019	1,546	1,270	1,393
2020	2,067	1,474	1,770
2021 (to February 5, 2021)	1,943	1,786	1,858

Data Source: www.lbma.org.uk/

Available Information

We make available, without charge, on or through our website at www.vistagold.com, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

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

Mt Todd is our principal asset. Our future profitability depends largely on the economic feasibility of the Project. Before arranging financing for Mt Todd, we will have to complete a feasibility study. The results of our feasibility study may not be as favorable as the results of our prefeasibility studies. There can be no assurance that the mining, comminution and gold recovery processes (including ore sorting), gold production rates, revenue, and capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in such feasibility study.

Mt Todd requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of Mt Todd will require significant capital. Our ability to raise sufficient capital and/or secure a development partner on satisfactory terms, if at all, will depend on several factors, including a favorable feasibility study, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact, or illiquidity in the debt or equity markets, including the cost of capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern, could impede our ability to finance Mt Todd on acceptable terms, or at all.

If we decide to construct the mine at Mt Todd, we will be assuming certain substantial reclamation obligations resulting in a material financial obligation.

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

Any delay in acquiring the requisite permits, or failure to receive required governmental approvals could delay or prevent the start of construction of Mt Todd. If we are unable to acquire permits to mine the property, then the Project cannot be developed and operated. In addition, the property would have no reserves under SEC Industry Guide 7, SEC Regulation S-K 1300, and NI 43-101, which could result in an impairment of the carrying value of the Project.

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

Capital and operating costs at mining operations are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to changing commodity prices, additional drilling results and updated geologic interpretations. In addition, costs are affected by the cost of capital, tax and royalty regimes, trade tariffs, the global cost of mining and processing equipment, commodity prices, and foreign exchange rates, as well as the costs of fuel, electricity, operating supplies, and appropriately skilled labor. These costs are at times subject to volatile price movements, including increases that could make future development and production at Mt Todd less profitable or uneconomic. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

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

Our business strategy includes entering into agreements with third-parties (“Third-Parties”), including the Northern Territory Government, the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”), Prime Mining, and Nusantara Resources Limited. These Third-Parties may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) have rights in conflict with what we believe to be in our best interests; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other reasons, be unable or unwilling to fulfill their obligations under the agreement(s). Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Third-Parties.

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

Vista has been engaged in gold exploration since 1983. Since inception the Company has been involved in numerous exploration projects in many jurisdictions. There may be environmental liabilities associated with disturbances at any of these projects for which the Company may be identified as a responsible or potentially responsible party, regardless of its level of involvement in creating the related disturbance. We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our business prospects, financial condition and cash flows, results of operations, and corporate reputation.

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

There is generally an increasing level of public concern relating to extractive industries. Opposition to extractive industries, or our development and operating plans at Mt Todd specifically, could have adverse effects on our reputation and support from other stakeholders. As a result, we may be unable to secure adequate financing or complete other activities necessary to continue our planned activities. Any resulting delays or an inability to develop and operate Mt Todd as planned could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Our exploration and development activities, strategic transactions, or any acquisition activities may not be commercially successful and could fail to lead to gold production or fail to add value.

Substantial expenditures are required to acquire gold properties, establish mineral reserves through drilling and analysis, develop metallurgical processes to extract metal from the ore and develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any such activities will be commercially successful, lead to gold production, or add value.

Financial and Business Risks

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

We have incurred losses in all periods since 1998, except for the years ended December 31, 2011, during which we recorded non-cash net gains, December 31, 2015 during which we recorded gains related to research and development refunds, and December 31, 2020 in which we monetized certain mineral property interests. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution in the foreseeable future, if at all.

A substantial or extended decline in gold prices would have a material adverse effect on the value of our assets and on our ability to raise capital and could result in lower than estimated economic returns.

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates continually and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

●	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
●	speculative short or long positions on futures markets;
●	the relative strength of the U.S. dollar;
●	expectations of the future rate of inflation or interest rates;
●	changes to economic conditions in the United States, China, India and other industrialized or developing countries;
●	geopolitical conflicts;
●	changes in jewelry, investment or industrial demand;
●	changes in supply from production, disinvestment and scrap; and
●	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

●	negatively impact our ability to raise capital on favorable terms, or at all;
●	jeopardize the development of Mt Todd;
●	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
●	reduce the potential for future revenues from gold projects in which we have an interest;
●	reduce funds available to operate our business; and
●	reduce the market value of our assets.

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

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. In order to develop Mt Todd, acquire attractive gold projects, and/or continue our business, we will have to secure a development partner or otherwise source sufficient equity, debt or other forms of capital, raise additional funds from the sale of non-core assets and / or seek additional sources of capital from other external sources. There can be no assurance that we will be successful in raising additional capital on acceptable terms, including the cost of such capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern. If we cannot raise sufficient additional capital, we may be required to substantially reduce or cease operations, any of which may affect our ability to continue as a going concern.

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

U.S. shareholders of our Common Shares should be aware that the Company believes it was classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2020, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year. If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Certain directors and officers may serve as directors and officers of other companies in the natural resources sector.

While there are no known existing or potential conflicts of interest between Vista and any of its directors or officers, certain of the directors and officers do or may serve as directors and officers of other natural resource companies and therefore it is possible that a conflict may arise between their duties as a director or officer of Vista and their duties as a director or officer of such other companies. The directors and officers of Vista are aware of the existence of laws governing accountability of directors and officers for corporate opportunity and disclosure of conflicts of interest. Should any director or officer breach the duties imposed upon them by applicable laws, such actions or inactions could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Direct and indirect consequences of the COVID-19 pandemic may have material adverse consequences.

The COVID-19 pandemic is having a material adverse effect on the global economy, which has impacted the natural resource sector and Vista. Vista is incurring ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are delayed. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions, “shelter-in-place” and similar orders), we may be forced to reduce or suspend activities at Mt Todd or our offices, which could limit currently ongoing activities. Illnesses or government restrictions, including the closure of national borders, related to COVID-19 also may disrupt the supply of raw goods, equipment, supplies and services upon which our operations rely. These conditions could require working capital not previously anticipated, which could adversely affect our liquidity and ability to source additional working capital on reasonable terms. Extended delays would continue to affect our liquidity and capital resources and might ultimately have a material adverse effect on both short-term and long-term financial position and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it could also have the effect of heightening many of the other risks described in this “Risk Factors” section, including those relating to our operations and financial condition. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

Industry Risks

Our share price may be volatile and your investment in our Common Shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our Common Shares, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our Common Shares may include, among other things:

●	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
●	speculation about our business in the press or the investment community;
●	conditions or trends in our industry or the economy generally;
●	decreases in the prices of gold;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	additions or departures of key personnel; and
●	sales of our Common Shares, including sales by our directors, officers or significant stockholders.

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

In addition to uncertainties inherent in estimating mineral reserves and mineral resources, other factors may adversely affect estimated mineral reserves and mineral resources. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business, prospects, results of operations, cash flows, financial condition and corporate reputation.

Feasibility studies are estimates only and subject to uncertainty.

Feasibility studies are used to determine the economic viability of an ore deposit, as are preliminary feasibility studies and preliminary economic assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed. Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs may cause actual results of economic viability to differ materially from these estimates. Results of subsequent Mt Todd prefeasibility or final feasibility studies may be less favorable than the current prefeasibility study.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts, businesses in general and the mining industry in particular face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, indigenous peoples, communities surrounding operations and the countries in which they operate, benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, legal suits, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, or our insurance for a particular event or circumstance might be insufficient, in which event we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

Regulations and pending legislation involving climate change could result in increased operating costs.

Gold production is energy intensive, resulting in a significant carbon footprint. A number of governments and/or governmental bodies have introduced or are contemplating regulatory changes in response to the potential impact of climate change. This type of legislation and possible future legislation and increased regulation regarding climate change could impose significant costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

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

On October 31, 2018, the SEC adopted new rules to modernize mining property disclosure in reports filed with the SEC in order to harmonize SEC disclosure requirements with international standards. The Company is not required to provide disclosure on its mineral properties under the new rules until its 10-K for the fiscal year beginning January 1, 2021, subject to certain exceptions which may require compliance earlier. The Company currently reports mineral resources and reserves in compliance with NI 43-101. Because the Company files its reports with the SEC on U.S. domestic forms, under the new rules, the Company will be required to comply with the new SEC mining property disclosure requirements and not make disclosure in accordance with NI 43-101 in the reports it files with the SEC. It is not clear at this time if the Company will be required to prepare separate technical reports under the two reporting regimes or may rely on one technical report prepared in accordance with both reporting standards. Further, while the Company currently utilizes its reports as filed with the SEC in meeting its reporting obligations in Canada, if its future reports have mining property disclosure that is not NI 43-101 compliant, the Company may have to prepare separate reports or a supplemental NI 43-101 mining property report to meet its reporting obligations in Canada. Such changes to the Company’s reporting requirements could result in increased compliance costs.

General Risks

The Company may experience cybersecurity threats.

Vista relies on secure and adequate operations of information technology systems in the conduct of its operations. Access to and security of the information technology systems are critical to Vista’s operations. To Vista’s knowledge, it has not experienced any material losses relating to disruptions to its information technology systems. Vista has implemented policies, controls and practices to manage and safeguard Vista and its stakeholders from internal and external cybersecurity threats and to comply with changing legal requirements and industry practice. Given that cyber risks cannot be fully mitigated and the evolving nature of these threats, Vista cannot assure that its information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to Vista’s information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect the operations of Vista as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

The Company is subject to anti-bribery and anti-corruption laws.

Vista’s operations are governed by, and involve interactions with, many levels of government in several countries. Vista is required to comply with anti-corruption and anti-bribery laws in the countries in which we conduct our business. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. Although we have adopted internal control policies to mitigate such risks, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents and such measures may not always be effective in ensuring that we, our employees, contractors or third-party agents will comply strictly with such laws. If we find ourselves subject to an enforcement action or are found to be in violation of such laws, this could lead to civil and criminal fines and penalties, investigation and litigation, and loss of operating licenses or permits, resulting in a material adverse effect on our reputation and results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance.

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including the British Columbia Securities Commission, the SEC, the Toronto Stock Exchange (the “TSX”), the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on our reputation and our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by NI 43-101.

All dollar amounts in ITEM 2. are in U.S. dollars and thousands, unless otherwise indicated.

Cautionary Note to Investors:  This section and other sections of this annual report on Form 10-K contain the terms “measured mineral resources,” “indicated mineral resources,” “inferred mineral resources,” “proven mineral reserves,” and “probable mineral reserves” as defined in accordance with NI 43-101. Please note the following regarding these terms:

●	“Measured mineral resources” and “indicated mineral resources” – We advise investors that although these terms are recognized and required by Canadian regulations, these terms are not defined in SEC Industry Guide 7 and the SEC does not normally permit such terms to be used in reports and registration statements filed with the SEC. Investors are cautioned not to assume that any part or all of the mineral deposits in these categories will ever be converted into reserves.

●	“Inferred mineral resources” – We advise investors that although this term is recognized by Canadian regulations, the SEC does not recognize it. “Inferred mineral resources” have a great amount of uncertainty as to their existence, and great uncertainty as to their economic, technical and legal feasibility. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. Under Canadian rules, estimates of inferred mineral resources may not form the basis of a feasibility study or preliminary feasibility study, except in rare cases. The SEC normally only permits an issuer to report mineralization that does not constitute “reserves” as in-place tonnage and grade without reference to unit measures. Investors are cautioned not to assume that any part or all of an inferred mineral resource exists or is economically or legally minable.

●	“Proven mineral reserves” and “probable mineral reserves” – The definitions of proven and probable mineral reserves used in NI 43-101 differ from the definitions for “proven reserves” and “probable reserves” as found in SEC Industry Guide 7. Accordingly, our disclosures of mineral reserves herein may not be comparable to information from U.S. companies subject to reporting and disclosure requirements of the SEC.

Cautionary Note To All Investors Concerning Economic Assessments That Include Mineral Resources: Mineral resources that are not mineral reserves have no demonstrated economic viability.

Mt Todd Gold Project, Northern Territory, Australia

Current Technical Report

The 2019 PFS for Mt Todd pursuant to NI 43-101 was filed on SEDAR on October 7, 2019 and amended September 22, 2020 and furnished on EDGAR on October 28, 2020 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Preliminary Feasibility Study – Northern Territory, Australia” with an effective date of September 10, 2019 and an issue date of October 7, 2019, and was prepared by Rex Clair Bryan, Ph.D., Anthony Clark, P.E., Thomas L. Dyer, P.E., April Hussey, P.E., Chris Johns, M.Sc., P.Eng., Deepak Malhotra, Ph.D., Zvonimir Ponos, BE, MIEAust, CPeng, NER, David M. Richers, Ph.D., SME RM, CPG, Vicki J. Scharnhorst, P.E., LEED AP, Jessica I. (Spriet) Monasterio, and P.E., Keith Thompson, CPG, PG, each of whom is a qualified person under NI 43-101.

The September 22, 2020 amendment to the 2019 PFS corrects and/or clarifies certain items, including:

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

Preliminary Feasibility Study Results

The 2019 PFS successfully confirmed the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the efficiency of fine grinding and the resulting improved gold recoveries at a final grind size of P80 40 µm, and the selection of FLSmidth’s VXP mill as the preferred fine grinding mill. The 2019 PFS incorporates these changes and evaluates a 50,000 tpd project (“50KTPD Project”) that optimizes payable gold, capital efficiency, operating costs and net present value (“NPV”).

The 50KTPD Project highlights includes:

●	Estimated proven and probable mineral reserves of 5.85 Moz of gold (221 Mt at 0.82 g Au/t) at a cut-off grade of 0.40 g Au/t(1)(2);
●	Average annual production of 413,400 ounces of gold over the mine life, including average annual production of 495,100 ounces of gold per year during the first five years of operations following ramp-up and commissioning;
●	Life of Mine average cash costs of $645 per ounce, including average cash costs of $575 per ounce during the first five years of operations following ramp-up and commissioning;
●	A 13-year operating life;
●	Initial capital requirements of $826 million which assume an owner-operated mining fleet, a company-operated power plant, and a drive in/drive out employee workforce;
●	After-tax NPV5% of $823 million and internal rate of return (“IRR”) of 23.4% at a price of $1,350 per ounce of gold and an AUD:USD exchange rate of 0.70; and
●	After-tax NPV5% of $1,607 million and IRR of 36.8% at a price of $1,800 per ounce of gold and an AUD:USD exchange rate of 0.775 based on the Gold Price and Foreign Exchange Sensitivity Table below.

(1)	Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with NI 43-101 and do not constitute SEC Industry Guide 7 compliant reserves. See the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above.
(2)	See “Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.

Highlights of the 50KTPD Project are presented in the table below:

	Years 1-5	Life of Mine (13 years)
Average Milled Grade (g Au/t)	0.96	0.82
Payable Gold Annual Average (000's ozs)	495	413
Payable Gold Total (000's ozs)	2,476	5,305
Gold Recovery	92.3%	91.9%
Cash Costs ($/oz)(1)	$575	$645
AISC ($/oz)(2)	$688	$746
Strip Ratio (waste:ore)	2.65	2.52
Initial Capital ($ millions)		$826
After-tax NPV 5% ($ millions)		$823
After-tax IRR		23.4%
After-tax Payback (Production Years)		2.9

Note: Table economics presented using $1,350/oz gold and a flat $0.70 : A$1.00 exchange rate and assumes deferral of certain Northern Territory tax obligations as well as realization of equipment salvage values at the end of the mine life.

(1) Cash Costs per ounce is a non-U.S. GAAP financial measure; see the Non-U.S. GAAP Financial Measures section below for additional disclosure.

(2) All-in Sustaining Costs (“AISC”) per ounce is a non-U.S. GAAP financial measure; see the Non-U.S. GAAP Financial Measures section below for additional disclosure.

The following chart presents the 50KTPD Project annual cash flow using $1,350/oz gold and a $0.70 : A$1.00 exchange rate:

The following table provides additional details of the 50KTPD Project economics at variable gold price and foreign exchange assumptions:

Gold Price and Foreign Exchange Rate Sensitivity Table
Foreign	Gold Price
Exchange Rate	$800		$1,000		$1,200		$1,300		$1,350
($/A$)	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	(1.3%)	($265)	12.1%	$290	21.6%	$687	26.3%	$895	28.4%	$994
0.65	(4.7%)	($410)	9.8%	$206	19.2%	$604	23.7%	$807	25.8%	$911
0.70	(7.9%)	($552)	6.4%	$61	16.9%	$525	21.2%	$718	23.4%†	$823†
0.75	(11%)	($693)	4.1%	($42)	14.7%	$440	18.9%	$636	20.9%	$734
0.80	(13.9%)	($835)	1.9%	($150)	12.6%	$355	16.8%	$557	18.8%	$652

Gold Price and Foreign Exchange Rate Sensitivity Table (continued)
Foreign	Gold Price
Exchange Rate	$1,400		$1,500		$1,700		$1,900
($/A$)	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%
0.60	30.5%	$1,094	34.7%	$1,296	43.4%	$1,700	50.6%	$2,099
0.65	27.9%	$1,011	32.0%	$1,209	40.3%	$1,617	47.4%	$2,015
0.70	25.4%	$928	29.4%	$1,126	37.4%	$1,533	44.4%	$1,932
0.75	23.1%	$839	27.0%	$1,043	34.7%	$1,445	41.6%	$1,848
0.80	20.7%	$750	24.7%	$954	32.2%	$1,362	39.0%	$1,765

† Assumptions used in the 2019 PFS.

Key capital expenditures for the 50KTPD Project initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$121	$406
Process Plant	367	17
Project Services	109	72
Project Infrastructure	26	—
Site Establishment & Early Works	18	—
Management, Engineering, EPCM Services	82	—
Preproduction Costs	16	—
Contingency	87	40
Sub-Total	$826	$536
Asset Sale and Salvage	—	(140)
Total Capital	$826	$397	(1)

Total Capital per payable ounce of gold	$156	$75	(1)

Note: Amounts may not add due to rounding. Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities. We assume the power plant will be sold as a going concern.

(1) Net of asset sales.

The 2019 PFS contemplates an owner-operated mining fleet. This includes initial capital of $94 million and sustaining capital of $202 million for the 50KTPD Project. Equipment will be sold when retired from operations, which is estimated to have a salvage value of $53 million. Fleet operators, along with other employees are expected to be community based, providing benefits by lower camp-related capital and operating costs. Mining equipment will be maintained through a full maintenance and repair contract with the manufacturer’s authorized dealer. Overall, this approach is expected to produce lower operating costs compared to contract mining.

The 50KTPD Project also includes $91 million for a 70MW gas-fired power plant in the initial capital. The Project consumes all power generated during the operating life. Self-generated power creates significant savings in operating costs compared to grid-sourced power. During the four years of reclamation and closure, the 2019 PFS assumes we will continue to generate approximately 20MW of power and sell that power into the NT electrical grid, for which there is a known market and indicative purchase rates have been provided by the government-owned utility.

The following table presents a breakdown of 50KTPD Project operating costs.

Operating Cost	First 5 Years		Life of Mine Cost
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$6.51	$234	$6.02	$251
Processing	7.82	281	7.88	328
Site General and Administrative	1.07	39	1.11	46
Jawoyn Royalty(1)	0.38	14	0.32	14
Water Treatment	0.07	2	0.08	4
Tailings Management	0.08	3	0.07	3
Refining Costs(1)	0.09	3	0.08	3
Power Credit	—	—	(0.10)	(4)
Total Cash Costs(2)	$16.01	$575	$15.48	$645

Note: Table may not add due to rounding

(1)	Jawoyn Royalty and refining costs calculated at $1,350 per ounce gold.
(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see the Non-U.S. GAAP Financial Measures section below for additional disclosure.

In November 2020, we modified our agreement with the Jawoyn Association with respect to the Mt Todd Project. The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR, which was reflected in the table above. The combined GPR range is now from 1.125% to 3.0%.

The life of mine production schedule contemplates 221.0 million tonnes of ore containing an estimated 5.85 million ounces of gold at an average grade of 0.82 g Au/t to be processed over a 13-year operating life of the Project. Total recovered gold is expected to be 5.30 million ounces. Average annual gold production over the life of the Project is expected to be 413,400 ounces, averaging 495,100 ounces during the first five years of commercial operations. Commercial production is anticipated to begin after two years of construction and six months of commissioning and ramp-up.

The following table highlights the 50KTPD Project production schedule:

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

Note: Amounts may not add due to rounding. Total milled ore includes material from the existing heap leach pad that is processed at the end of the mine life.

Property Description, Location and Access

Mt Todd was an operating mine in the mid-1990s, but the project was closed due to bankruptcy and was held by the Deed Administrators for Pegasus Gold Australia Pty. Ltd. (“Pegasus”). The failure of the project was primarily a result of inefficiencies in the comminution circuit, poor gold recoveries and low gold prices.

In 2006, through an agreement with Pegasus, the NT Government, and the Jawoyn Association Aboriginal Corporation (“Jawoyn Association”), we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of both parties with respect to Mt Todd site care and maintenance and potential future development. In 2017, the latter agreement was extended through the end of 2023.

We hold Mt Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”). Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 290 kilometers by road southeast of Darwin. Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

Total land holdings controlled by Vista Gold Australia are approximately 1,754 Km2. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements are set out below. All of the estimated mineral resources are located within the boundaries of the MLs and substantially all of the estimated mineral resources at Mt Todd are located in the Batman deposit.

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

The Mt Todd Project is designed to be a large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation. Ore is planned to be processed in a comminution circuit consisting of large-scale equipment, including: a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers followed by X-

ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by VXP Mills, as discussed in greater detail below. Vista plans to recover gold in a conventional carbon-in-pulp (“CIP”) recovery circuit.

The Mt Todd site was not reclaimed when the mine closed in the late 1990s. Liability for the reclamation of the environmental conditions existing prior to Vista’s involvement remains the responsibility of the NT Government until we have provided notice to the NT Government that a production decision has been made, the Project is fully permitted to construct the mine, and the necessary construction financing has been arranged.

The area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. Topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region, which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are approximately 130 to 160 meters above sea level in the area of the previous and planned mine plant site and waste rock dump.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, the portion of the related EL would have to be converted to an ML before mining operations could start.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	84 (due March 4)	N/A	May 4/ May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	28 (due March 4)	N/A	May 4/ May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4/ May 4
MLN 31525	1.6	188555E, 435665N	September 4, 2017	September 3, 2042	4 (due September 4)	N/A	May 4/ May 4
Subtotals	55.4				118	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL 28321	198	Centered at approximately 806729E, 8429210N	May 3, 2011	May 2, 2021	14 (due May 2)	25	May 14/ May 14
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2021	38 (due September 16)	130	May 14/ May 14
EL29886	595	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2021	43 (due September 16)	77	May 14/ May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	9 (due May 2)	25	May 14/ May 14
EL32004	163	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	4 (due November 21)	25	Dec 19/ Jan 19
Subtotals	1,699				108	282

Totals A$					226	282
Totals US$ (exchange rate of A$1.00 = $0.77 on December 31, 2020					174	217

The surface land in the area of the contiguous MLs and ELs (excluding EL 28321 and EL 32004) is freehold land owned by the Jawoyn Association. Because the Jawoyn Association have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the Jawoyn Association for access to the land.

Annually, we are required to submit a care and maintenance MMP to the DITT that details work to be done on the property. We have received approval for all work done on the Project to date and obtained approval for the EIS. Additionally, we applied for an operational MMP, which is the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. This MMP is currently under review by the DITT. Further permitting will be required before mine development can start. The related permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans. Any future mining will require an approved closure plan and sufficient surety bonding to fund that closure.

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

Because the Mt Todd site was not reclaimed when the mine closed, the dumps and heap leach pad require ongoing care and maintenance, which we provide. Precipitation on the waste dumps, low-grade ore stockpiles and scats result in acid rock drainage which is managed through collection in retention ponds, storage, and pH adjustment followed by the controlled release of treated water into the Edith River, in accordance with the Waste Discharge License (“WDL”).

History

The Batman gold prospect is located in the Pine Creek Geosyncline that was worked from early in the 20th century. Gold and tin were discovered in the Mt Todd area in 1889. Most deposits were worked in the period from 1902 to 1914. A total of 7.80 tonnes of tin concentrate was obtained from cassiterite-bearing quartz-kaolin lodes at the Morris and Shamrock mines. The Jones Brothers reef was the most extensively mined gold-bearing quartz vein, with a recorded production of 28.45 kg Au. This reef consists of a steeply dipping ferruginous quartz lode within tightly folded greywackes.

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

Billiton, who was the managing partner in an exploration program in the joint venture with Zapopan, discovered the Mt Todd mineralization, or more specifically the Batman deposit, in May 1988. In 1992, Pegasus Gold Australia Pty. Ltd. (“Pegasus”) acquired a shareholding in Zapopan, following which Zapopan acquired Billiton’s interest. Pegasus progressively increased their shareholding until they acquired full ownership of Zapopan in July 1995.

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

In March 2006, Vista acquired the concession rights from the Deed Administrators and surface rights from the Jawoyn Association and entered into a contract with the NT Government.

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

The exploration effort initially focused on follow-up work on targets developed by Pegasus during their tenure on the property. These included the RKD target, Tablelands, and Silver Spray. During a review of Pegasus’ airborne geophysical survey data, five distinct magnetic highs were observed located within sedimentary rocks that should have a low magnetic signature. These features are similar to those at Batman, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The geophysical targets were prioritized following review of historic work in the area and site visits. To date, two of the geophysical targets, Golden Eye and Snowdrop, have been drilled and a third, Black Hill, has been covered by soil sampling.

The Wandie target has a different magnetic signature. Field examination identified small scale pits on an iron-rich outcropping.

There are no reportable resources and reserves on the ELs. No data from the ELs are used in the development of the 2019 PFS results.

Exploration Sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	1,333	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2,601	143
2015	841	53
2016	241	27
2017	1,098	78
2018	341	132
2019	313	170
2020	278	9
Total Samples	14,990	1,470

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

Sampling and assaying were done under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the 2019 PFS, as part of the overall Project sampling and assaying methodology.

Resources for the Quigleys deposit have been estimated using a 0.40 g Au/t cutoff grade. The measured mineral resources are estimated to be 594,000 tonnes grading 1.15 g Au/t, the indicated mineral resources are estimated to be 7.3 million tonnes grading 1.11 g Au/t and the inferred mineral resources are estimated to be 4.0 million tonnes grading 1.46 g Au/t. Cautionary Note to Investors: see the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above.

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

The table below shows a summary of Batman Deposit drilling from 1988 to 2020. Note that a large percentage of the historical drilling was by reverse circulation (“RC”) of less than 100 meters in depth. That RC drilling was used for ore grade control during the mining operations of Pegasus and General Gold Resources. Vista’s drilling discovered a larger Batman Deposit resource by probing deeper with diamond drilling averaging 550 meters in depth. The hole drilled in 2020 represents the initial hole in a proof-of-concept drilling program to test targets known as the Batman Hanging Wall Lode and the Batman North Extension.

Batman Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	RC (m)
1988	Truelove	17	1,475	—	—
1989	Kenny, Wegmann, Fuccenecco	133	6,263	8,562	3,065
1990	Wegmann, Fuccenecco, Gibbs	122	—	5,060	8,072
1991	Billiton	149	501	202	3,090
1992	Zapopan	18	—	1,375	1,320
1993	Zapopan	16	—	—	2,814
1994-1997	Pegasus Gold	170	—	—	22,534
1998-2000	General Gold Resources	105	—	7,436	26,365
2007	Vista	25	—	9,883	—
2008	Vista	16	—	8,938	—
2010	Vista	12	—	6,864	—
2011	Vista	7	—	4,480	—
2012	Vista	27	—	17,439	—
2015	Vista	5	—	3,185	—
2016-2017	Vista	4	—	1,635	—
2020	Vista	1	—	327	—
1988-2017	Batman Total	827	8,239	75,386	67,260

Vista Drilling Detail 2012 – 2017

Between the fourth quarter of 2012 and the end of the first quarter of 2017, the Vista exploration program at the Batman Deposit consisted of 22 diamond core drillholes containing 12,530 m that targeted both infill definitional drilling and step-out drilling.

The majority of drilling has been angled so as to be approximately perpendicular to the mineralized core. This orientation more accurately transects the true thickness of the mineralization. The Batman Deposit mineralization forms a set of stacked plates that strike to the north and plunges steeply to the east. These mineralized zones have been defined by wireframes which are used to constrain the higher grades for resource estimation. Early drilling sampled the deposit near the surface allowing for shorter drillhole depths. Exploring the deeper portions of the deposit has required drill collars to be offset to the east with longer drillhole lengths to reach the mineralized zone. Recent Vista drilling in particular has targeted the deeper portions of the Batman Deposit. The positioning of the Vista drillhole collars has been constrained to be outside of the flooded historic mine pit. Most Vista drilling has been oriented so as to transect the higher-grade mineralized zone

While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization resides in the core.

Quigleys Drilling 1975 – 2011

The table below shows the Quigleys Deposit drilling history. The Quigleys Deposit was mined from 1982 to 1987 during which the largest amount of drilling was percussion type used for ore grade control.

Relevant intervals of mineralization are contained within blanket-like zones which are modeled with 3-D wireframes for resource estimation. The mineralized zones have been defined by wireframes which are used to constrain the higher grades for the resource estimation. The majority of drilling has been angled so as to be approximately perpendicular to the mineralized core. This orientation more accurately transects the true thickness of the mineralization. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization resides within the defined zones. In 2011, Vista explored the potential for a deeper deposit with three diamond drillholes, each over 350 meters in depth.

Quigleys Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	RC (m)
1975	Australian Ores and Minerals/Esso	2	—	200	—
1981	Arafura Mining Corp / CRA	14	—	676.5	—
1982-1987	Pacific Gold Mines NL (Small Scale Mining)	603	41,429	9710	4,013
1989	Pacific Gold Mines	9	501	202	—
2011	Vista	3	—	1,090	—
1988-2017	Quigleys Total	631	41,930	11,878	4,013

Drilling Results

The results of drilling at Quigleys Deposit and Batman Deposit were used to determine the gold resource estimates for the Batman and Quigleys Deposit. Vista’s drilling discovered a larger Batman resource by probing deeper with diamond drilling averaging 550 meters in depth. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization at Batman resides in the core. Relevant intervals of mineralization at Quigleys Deposit are contained within blanket-like zones which are modeled with 3-D wireframes for resource estimation. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization at the Quigleys Deposit resides within the defined zones.

Sampling, Analysis and Data Verification

The sampling method and approach for drillholes completed between 2012 and 2018 was the same as has been used by Vista for all of the Vista diamond drilling. The drill core, upon removal from the core barrel, is placed into plastic core boxes. The plastic core boxes are transported to the sample preparation building where the core is marked, geologically logged, geotechnically logged, photographed, and cut into halves. One-half is placed into sample bags as nominal one-

meter sample lengths, and the other half retained for future reference. The only exception to this is when a portion of the remaining core has been flagged for use in the ongoing metallurgical test work.

The bagged samples have sample tags placed both inside and on the outside of the sample bags. The individual samples are grouped into “lots” for submission to Northern Analytical Laboratories for sample preparation and analytical testing. All of this work was done under the supervision of a Vista geologist.

The following section describes the sample preparation, analyses and security undertaken by Vista through the March 2018 resource update.

The diamond drilling program was conducted under the supervision of the geologic staff composed of a chief geologist, several experienced geologists, and a core handling/cutting crew. The core handling crew was recruited locally.

Facilities for the core processing included an enclosed core logging shed and a covered cutting and storage area that was fenced in. Both of these facilities were considered to be limited access areas and kept secured when work was not in progress.

The diamond drill core was boxed and stacked at the rig by the drill crews. Core was then picked up daily by members of the core handling crew and transported directly to the core logging shed. Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling. The nominal sample interval was one meter. When this process was completed, the core was moved into the core cutting/storage area where it was laid out for cutting and sampling. The core was logged using the following procedures:

●	One-meter depth intervals were marked out on the core by a member of the geologic staff;
●	Core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and used for structural measurements. When orientation marks were insufficient an estimated orientation was indicated by a dashed line;
●	Geologic logging was then done by a member of the geologic staff. Assay intervals were selected at that time and a cut line marked on the core. The standard sample interval was one meter, with a minimum of 0.4 meters and a maximum of 1.4 meters;
●	Blind sample numbers were then assigned based on pre-labeled sample bags. Sample intervals were then indicated in the core tray at the appropriate locations; and
●	Each core tray was photographed and restacked on pallets pending sample cutting and stored on site indefinitely.

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

Samples were placed in crates for shipping with 100 samples per crate (20 shipping bags) and sealed. The sealed crates were stacked outside the core logging shed until picked up for transport.

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

Each of the laboratories listed follow their own quality controls based on international standards. For example, ALS uses accredited methods specified by ISO/IEC 17025 in North America and Australia. The standards specify a recipe and set of quality control steps that the laboratory should follow including how the sample should be coded to obscure its relationship to the drilling geometry; how the received sample should be prepared; what analytical steps need be taken, given the required detection level and material analyzed, what instruments should be employed, what internal quality controls should be done such as: periodic assaying of duplicate samples, the insertion of certified calibration samples; utilizing blanks; and including a required number of randomized samples.

Mt Todd as a gold project requires assays to be done with the industry standard of fire assay. To get these fire assay results core samples from drillholes are split at Mt Todd into two with one archived and the other sent to an analytical laboratory. At the lab the sample is pulverized into a powder, with a subsample taken for fire assay. This subsample is then mixed with a fluxing agent. The remaining pulverized material is called a pulp archive, which can be used for within and between laboratory validations. The chosen sample is then heated in a furnace where it fuses and separates into a “button” which contains the gold. There are several methods to extract the gold from the button. The most common method is by combining the button with lead as a collector. The lead oxidizes and is absorbed into a cupel leaving a gold bead. Due to the relatively low concentration of gold at Mt Todd the lab must choose an analytical method able to detect a least 5ppb gold. The methods are generally by atomic absorption (AA) or inductively coupled plasma-mass spectrometry (ICP-MS).  The bead is dissolved in aqua regia or dissolved in hydrochloric acid and then analyzed by the selected instrument. The resultant assay values are reported by an assay certificate which is electronically or physically sent to the staff at Mt Todd. The assay results are entered with the drilling database.

Vista requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs (NT) for sample preparation.  After preparation, samples were then forwarded on to ALS in Malaga (WA) for assay analyses. One in every 20 pulp or reject was sent from ALS in Alice Springs to Northern Australian Laboratories (NAL), Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. Following completion of assay results, all pulps and reject material was shipped back to the Mt Todd project site and stored.

A comprehensive check of the quality of 12,365 assays in the database was undertaken by an outside auditor. Records were selected from among those that relate to mineralization that is still in situ. These were divided into three subsets, to be checked by three individual checkers. An additional 1,812 records were spot-checked in greater detail by a fourth individual. After the checking was done, from the original 12,365 records, 95% were selected that had gold value in the database and a gold assay in a source documents such as an assay certificate. Of the assay pairs, 8,549 were “historic” in the sense of dating prior to Vista’s acquisition of the project and 3,262 assay pairs originate with Vista’s work. For context, Mt Todd assay table as of August of 2011 contained 118,550 records, 26,579 of them originating from Vista’s work.

Eight significant outliers were found with gold values in the database that differed from the source documents. Those eight were double-checked and were found to be real cases of the database containing data that differ from the source documents. The below table shows that most of the differences between the gold values in the database and those gleaned from the source documents are very small, although around economic cutoff grades the differences may well represent large percentages. More than 99% of the differences fall in the range -0.1 ppm Au to +0.1 ppm Au which is below the 0.4 ppm cutoff grade. However, a Mann-Whitney Test suggests that the differences between the two populations are not statistically different.

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

Comparison of Assay Values between the Database and Source Documents

Center of Cell Range in ppm
Au	Frequency	Percent	Cumulative
(+/- 0.1 ppm Au)			Percent
-1.2	0	0.00	0.00
-1	0	0.00	0.00
-0.8	1	0.01	0.01
-0.6	0	0.00	0.01
-0.4	0	0.00	0.01
-0.2	3	0.04	0.05
0	8,539	99.88	99.93
0.2	5	0.06	0.99
0.4	0	0.00	99.99
0.6	0	0.00	99.99
0.8	0	0.00	99.99
1	0	0.00	99.99
1.2	1	0.01	100.00

Differences with no rounding or truncation of data

The tables show the comparison of the gold grade assays within the database and source documents. One of the three data sets checked contained 3,262 assays from drilling campaigns by Vista in 2007 and 2008. Checks of the Vista data against original sources were done by one individual, using essentially the same procedures as had been used for checking the historic assays. A summary table of the findings is presented below. Of the 12 differences noted, two are significant. A gold value of 0.005 ppm Au in the database compared to the correct gold value of 0.8 ppm Au. A gold value of 1.08 ppm Au in the database compared to the correct gold value of 0.01 ppm Au. In addition, a separate detailed audit was done on 638 assays on Vista drillhole VB08-036. This audit shows that discrepancies within the database on the global resource estimate are not material.

Summary of Comparisons of Historical Assays

Historical Assays	Au in PPM		Differences, Source - Database in PPM
	Database	Source
Average	0.79	0.70	0
Std Dev	1.48	1.48	0.01
Count	1171	1171	565
Max	33.44	33.45	0.255
Min	0.005	0.005	-0.29
Median	0.3	0.3	0
Differences > 0.01 ppm Au			20
Differences < 0.01 ppm Au			4

Summary of Comparisons of Vista Assays

Vista Assays	Au in PPM		Differences, Source - Database in PPM
	Database	Source
Average	0.79	0.78	0
Std Dev	1.89	1.89	0.02
Count	3262	3262	12
Max	55.37	55.37	0.79
Min	0.005	0.005	-1.07
Median	0.26	0.26	0
Differences > 0.01 ppm Au			3
Differences < 0.01 ppm Au			6

The Company requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs (NT) for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga (WA) for assay analyses. One in every 20 pulp or reject was sent from ALS in Alice Springs to Northern Australian Laboratories (NAL), Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. No bias in assays was found with a slope of 0.992 and a correlation of 99%.  There was only one significant difference that was detected from a total of 2,948 comparisons. The Company’s assaying protocols are observed and required for every assay program, regardless of whether the exploration work is for resource estimation or metallurgical testing.

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

Mineral Resources and Mineral Reserve Estimates

The table below presents the estimated mineral resources for the project. The effective date of the Batman deposit mineral resource estimate, the Quigleys deposit resource estimate, and the heap leach resource estimate is September 2019.

Mt Todd Mineral Resources

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained	Tonnes	Grade	Contained
	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces	(000s)	(g Au/t)	Ounces
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Total	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & Indicated Resources include Proven and Probable Reserves. Batman resources are calculated at a 0.40 g Au/t cut-off grade and US$1300 per ounce pit design. Quigleys resources are quoted at a 0.40g Au/t cut-off grade. Heap Leach reserves and resources are the average grade of the heap, no cut-off applied as all of this material is processed. Economic analysis conducted only on proven and probable reserves.
●	Rex Bryan of Tetra Tech is the Qualified Person responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits. Thomas Dyer of Mine Development Associates is the Qualified Person responsible for developing reserves for the Batman deposit. Deepak Malhotra of Resource Development Inc. is the Qualified Person responsible for developing reserves for the heap leach.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

The mine plan in the 2019 PFS includes both proven and probable reserves and estimated total recovered gold at 5.3 million ounces. The table below presents the estimated mineral reserves for the Project.

Mt Todd Gold Project Mineral Reserves – 50,000 tpd, 0.40 g Au/t cut-off and $1,000 per ounce pit design

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	72,672	0.88	2,057	—	—	—	—	—	—	72,672	0.88	2,057
Probable	135,015	0.82	3,559	13,354	0.54	232	—	—	—	148,369	0.79	3,791
Proven & Probable	207,687	0.84	5,616	13,354	0.54	232	—	—	—	221,041	0.82	5,848

Economic analysis conducted only on proven and probable mineral reserves. These reserves are not reserves under SEC Industry Guide 7 standards.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman deposit proven and probable reserves. Batman deposit reserves are reported using a 0.40 g-Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves. Because all of the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied. The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates is September 2019.

Cautionary note to investors:  Proven and probable mineral reserves are estimated in accordance with NI 43-101 and do not constitute reserves compliant with SEC Industry Guide 7 or SEC Modernization Rules. See the section heading “Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” above. Furthermore, a number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

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

Mineral Processing

The flowsheet consists of open-circuit primary crushing, closed-circuit secondary crushing, closed-circuit tertiary crushing using HPGR crushers, ore sorting, two-stage grinding, cyclone classification, pre-leach thickening, leach and adsorption, elution electrowinning and smelting, carbon regeneration, tailings detoxification and disposal to conventional tailings storage facility (“TSF”). The flowsheet for the Project is illustrated below.

Primary Crusher
Coarse Screen x2
Secondary Cone Crusher x2
Coarse Ore Stockpile
HPGR x2
Fine Screens x2
XRT Sorting x5
Laser Sorting x7
Ore Sorting Reject Bin
Cyclones x2
Ball Mill x2
Sump & Pumps
Sump & Pumps
Cyclones
VXP Mills x5
Cyclones
VXP Mills x5
Trash Screen x2
Pre-leach Thickener
Pump x2
Kiln Dewatering Screen
Regeneration Kiln
Carbon Quench Tank
Pre-Leach Conditioning Tanks
Leaching Tanks
Loaded Carbon Recovery
CIP Adsorption Tanks
Barren Carbon Dewatering Screen
Carbon Safety
Detox Tanks
To Tailings
To Tailings
Acid Makeup Tank
Acid Washing
Elution Column
Primary & Secondary Heat Exchange
Thermal Heater
Elution Tank
Electrowinning Cell
Oven
Fluxing Table
Smelting Furnace
Safe
Doré

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness of the Batman deposit is consistent throughout the deposit and does not change at depth; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historic heap leach pad at the end of the proposed mine life.

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

The test results indicate the following:

●	The BWi for the ore sorter feed (plus 5/8” screened HPGR crusher product) was higher than the composite samples prepared from the minus 5/8” screened HPGR crusher product. Hence, it is reasonable to conclude that the uncrushed material from the HPGR is harder than the crushed product.
●	The rejected waste material had a BWi higher than both the composite sample prepared from the minus 5/8” HPGR crusher product and the XRT ore sorting product that is returned to the HPGR crushers.
●	The BWi for the final HPGR product ranged from 23.10 to 26.63. A BWi of 24.50 was selected for the design of the primary ball mill circuit.

The results of this test work support two main conclusions: (1) that the hardness of ore at the Batman deposit is relatively constant; and (2) that ore hardness at the Batman deposit does not change at depth.

This test work validates the Company’s prior test work and supports Vista’s revised comminution circuit design, which is designed to crush and grind material with an average BWi of 26.2 kWh/t.

HPGR Crusher Selection

The proposed 50KTPD Project comminution circuit incorporates the use of a gyratory crusher and two cone crushers for the primary and secondary stages, respectively, and the use of two HPGR crushers as the third-stage of the crushing circuit.

The test work assessed the difference in power requirements between a primary/SAG/ball mill circuit, a conventional 3-stage crush/ball mill circuit, and a 3-stage HPGR crush/ball mill circuit (with 3rd stage HPGR crushing and 2-stage grinding) to generate a P80 passing 40 μm product.

This test work also confirms our prior test work and supports our comminution circuit design. The use of HPGR crushers is anticipated to (a) produce a product that can be ground more efficiently (lower BWi); and (b) reduce energy requirements when compared to a SAG mill design.

Ore Sorting

The bulk ore sorting tests comprised four, five-tonne composites; and one, one-tonne composite prepared from 3.75" drill core. In addition to these composites, three one-tonne composites were made from 2.75” drill core. Four of the 3.75” composites contained predominately sulfide mineralization and one composite contained mixed oxide/sulfide material that is encountered on the periphery of the deposit. The remaining three 2.75” drill core composites all contained sulfide material. The drill core was HPGR crushed and screened at plus 5/8” at the facilities of Thyssen Krupp Industries near Dusseldorf, Germany. The plus 5/8” material was sent to the test facility of Tomra Sorting Solutions near Hamburg, Germany where this material was initially sorted using XRT sorting. A total of 12 sorting tests were completed. The XRT rejects were then subjected to laser sorting to produce a final reject. All material (minus 5/8” HPGR crushed, XRT product, laser product and sorting reject) was sent to the metallurgical laboratory of Resource Development Inc. in Wheat Ridge, Colorado for subsequent sample preparation, assaying and additional metallurgical testing.

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

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to process nearly 13.4 million tonnes of material from the existing heap leach pad at Mt Todd. The historic Mt Todd mine started as a heap leach operation with historic records indicating that the average grade of material placed on the pad was 0.96 g Au/t. Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and Tetra Tech created a 3D resource model that has an average grade of 0.54 g Au/t.

Initial evaluation efforts focused on re-starting the heap leach pad. Bottle roll and column tests were completed, both of which supported the leachability of the material with gold recovery rates around 35%. However, poor in situ permeability rates caused Vista to ultimately abandon plans to re-start the heap.

A total of 16 tests were completed on composites taken from 11 of the heap leach pad drill holes. The samples were ground to the size of P80 of 40 μm and pre-treated with lime and 100 g/t of lead nitrate to suppress copper leaching. The material was then leached for 24 hours. These results ranged between 71 and 91% with the average being 82.2% for this material when processed through the proposed CIP flowsheet.

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

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital cost overruns in the mining industry over the last decade. Existing mining infrastructure items include:

●	a tailings storage facility with capacity for approximately 80 million tonnes of additional material;
●	a fresh water storage reservoir that will receive a two-meter dam raise and will harvest stormwater sufficient to provide process water for year-round operations for a 50,000 tpd operation;
●	a natural gas pipeline at site that can supply sufficient natural gas to meet the project’s energy requirements which, coupled with the planned power generating plant, would save considerably on Project operating costs compared to grid-supplied power;
●	a paved road to site;
●	current electrical connection to the NT electric grid; and
●	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of Mt Todd’s NT location include:

●	the Stuart highway – the main North / South highway in the NT is less than 15 kilometers from the Project site;
●	rail line parallel to the Stuart highway; and

●	the regional center of Katherine (population approximately 12,000) less than 60 kilometers from site and the NT capital of Darwin less than 300 kilometers from the Project site, which has port access.

The area has both historic and current mining activity and therefore a portion of the skilled workforce should be sourced locally. In addition, Katherine offers the necessary support functions that are typically found in a medium-sized city with regard to supplies, accommodations, communications, etc.

Planned infrastructure for the site includes the following:

●	ammonium nitrate and fuel oil (ANFO) facility;
●	mine support facilities (heavy vehicle (HV) workshop, lube farm, washdown and tire change, warehouse, fuel farm, mining offices, core storage facility);
●	heap leach facility;
●	small accommodation camp for occasional contractor use;
●	water treatment plant (WTP);
●	power supply;
●	pit dewatering;
●	mine services;
●	communications;
●	gatehouse; and
●	expanded existing and additional TSF.

Permitting

During September 2014, the EIS was approved. In its Assessment Report, the NTEPA advised that it had assessed the environmental impacts of Vista’s development plans for Mt Todd and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NTEPA Assessment Report includes 28 recommendations which are addressed as part of the MMP.

The approval of the EIS resulted in the requirement to obtain an authorization of a controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization was granted by the Australian Commonwealth Department of Environment and Energy in January 2018.

In November 2018, we applied for the MMP approval, which is the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP is currently in the process of final review by the DITT.

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

Water Treatment

We have an approved WDL from the NT Government that authorizes the release of treated water from the Mt Todd site during the wet season in accordance with an 80% protection limit environmental standard. We operate in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At the end of December 2020, the pit only contains 1.8 gigaliters of water due to previous dewatering operations. Under normal wet season discharge conditions, we are able to discharge approximately 2.5 gigaliters of water annually. Accordingly, we expect that dewatering of the pit will not present any major issues when resuming operations in the Batman pit.

For additional information on Mt Todd, see the 2019 PFS, which is available on SEDAR at www.sedar.com, EDGAR at www.sec.gov, as well as on Vista's website under "Mt Todd – Technical Reports." See Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves above. The technical report is referenced for informational purposes only and is not incorporated herein by reference.

2020 Program Results

One of the recommendations in the 2019 PFS was to complete site-specific geotechnical investigations for all of the foundations associated with heavy process plant equipment. Drilling and test pit excavations were completed in October 2020. Laboratory test results have been finalized, and a final report was issued in December 2020. The results of this work are expected to decrease the time to complete a feasibility study, reduce the initial capital cost estimates for those foundations, and provide information for future detailed engineering.

Vista commenced an eight-hole drilling program to test targets known as the Batman Hanging Wall Lode and the Batman North Extension to test the existence of mineralization with vertical and lateral continuity within and immediately adjacent to the planned Batman pit. In December, Vista reported results from the first hole (VB20-001) in the Batman Hanging Wall Lode, which confirmed our initial interpretation and suggest that additional drilling may lead to an increase in the mineral resource estimates both within and outside the currently designed Batman pit.

2021 Plans

We continue to engage with potential partners and evaluate strategic opportunities to advance the development of Mt Todd. We remain committed to solutions that: a) recognize the intrinsic value of Mt Todd and appropriately reward shareholders with value creation; b) preserve maximum Project ownership for our shareholders; and c) minimize future dilution. While the pandemic has slowed our partnering efforts, we continue to work toward this objective. Concurrently, we are advancing our objectives of further de-risking Mt Todd and demonstrating additional value through drilling, test work and other activities that advance Mt Todd toward development. We also expect to begin work on a technical report to comply with the SEC Modernization Rules.

Our most important de-risking activity is the approval of the MMP, which is currently in the process of final review by the DITT. We are optimistic that we will receive approval in the near-term. This is the final major permit needed prior to commencing development

The drilling program is progressing well. Results for drill holes VB20-002, 003, and 004 were announced in a January 2021 news release. Three of the remaining four drill holes in this program have been completed, with results expected in March 2021. Based on the results of the drilling completed to date, we are adding a second drill to extend the program. This may lead to additional test work and revised mine planning to expand and optimize mineral reserves. We are pumping water from the Batman pit in accordance with our water discharge permits and expect to complete de-watering of the pit during 2021.

Mt Todd is presently without known mineral reserves under SEC Industry Guide 7 or the SEC Modernization Rules and the project remains exploratory in nature.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

During October 2017, we entered into an agreement (the “Option Agreement”) to option our interest in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Minera Alamos Inc. and its subsidiary Minera Alamos de Sonora S.A. de C.V. (“Minera Alamos”) for payments totaling $6,000. In June 2019, the Option Agreement was assigned from Minera Alamos to ePower Metals Inc. by way of an assignment agreement, with our consent. ePower Metals Inc. subsequently changed its name to Prime Mining Corporation (“Prime Mining”).

In July 2020, the Company received the final $1,500 payment from Prime Mining for the Los Reyes project. With this final payment and upon transfer of the Los Reyes project to Prime Mining during the three months ended September 30, 2020, Vista recognized an operating gain of $3,540, inclusive of previously deferred option gain of $2,892 and net of associated closing costs. In addition, Prime Mining is required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. The $1,100 payment was made to Vista in January 2021. If Prime Mining fails to make the remaining $1,000 payment, Vista will have the right to reinstate its royalty and back-in rights.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2020, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On February 23, 2021, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.99, there were 103,377,704 Common Shares issued and outstanding, and we had approximately 236 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2020. The Company’s equity compensation plans as of December 31, 2020 were the Stock Option Plan, the Long-Term Incentive Plan (“LTIP”), and the Deferred Share Unit Plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,560,002	0.21	5,757,188
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,560,002	0.21	5,757,188

As of December 31, 2020, 2,467,002 restricted share units (“RSUs”) are outstanding under the LTIP, 726,000 deferred share units (“DSUs”) are outstanding under the DSU Plan, and 1,367,000 options are outstanding under the Stock Option Plan to acquire an aggregate of 4,560,002 Common Shares.

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

Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention:

(i)	is resident solely in the United States;
(ii)	is entitled to the benefits of the Convention;
(iii)	holds all Common Shares as capital property;
(iv)	holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder;
(v)	deals at arm’s length with and is not affiliated with Vista;
(vi)	does not and is not deemed to use or hold any Common Shares in a business carried on in Canada; and
(vii)	is not an insurer that carries on business in Canada and elsewhere;

(each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) are generally not themselves entitled to the benefits of the Convention. However, members of or holders of an interest in such entities that hold Common Shares may be entitled to the benefits of the Convention for income derived through such entities. Such members or holders should consult their own tax advisors in this regard.

Generally, a holder’s Common Shares will be considered to be capital property of the holder provided that the holder is not a trader or dealer in securities, did not acquire, hold or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade and does not hold the Common Shares as inventory in the course of carrying on a business.

Generally, a holder’s Common Shares will not be “taxable Canadian property” of the holder at a particular time at which the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX) unless both of the following conditions are met at any time during the 60-month period ending at the particular time:

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2020, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

NYSE American Corporate Governance

Section 110 of the NYSE American Company Guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which the Corporation’s governance practices differ from those followed by domestic companies pursuant to NYSE American standards is as follows:

Shareholder Meeting Quorum Requirement: The NYSE American minimum quorum requirement for a shareholder meeting is one-third of the outstanding shares of common stock. In addition, a company listed on the NYSE American is required to state its quorum requirement in its bylaws. The Corporation’s quorum requirement is set forth in its articles under the laws of the Province of British Columbia, Canada. Under the Articles of the Corporation, the quorum for the transaction of business at the Meeting is two or more shareholders entitled to vote at the meeting represented in person or by proxy.

The foregoing are consistent with the laws, customs and practices in Canada.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2020 and 2019, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to AUD or A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by NI 43-101.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operates in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory Australia. Mt Todd is the largest undeveloped gold project in Australia. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. We believe these efforts have increased the total gold resources and reserves, added substantially to the underlying value of the Project, and demonstrated its development potential.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study for Mt Todd and subsequently amended this study in September 2020 to correct and/or clarify certain items (the “2019 PFS”). Key improvements reflected in the 2019 PFS included increased estimated gold recovery and production, and selection of vertical milling equipment that is expected to be better suited for the anticipated grinding requirements and to reduce energy consumption. Mt Todd will benefit from these improvements, other design efficiencies, and utilization of certain existing infrastructure, which have reduced the Project’s estimated development costs.

Vista held other non-core assets at December 31, 2020, including royalty interests in the United States and Indonesia, payments receivable upon cancellation of a royalty on a gold/silver project in Mexico sold in 2020, mill equipment not in use and listed for sale, and other holdings of third-party equity securities.

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

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Corporate activities continue with personnel working remotely and on a limited in-office basis. Corporate travel and participation in conferences has been replaced by video conferencing. In Northern Territory, Australia, Covid-19 cases are almost nil and control measures have been significantly relaxed. Australia’s international borders remain closed, with the exception of its citizens, residents, and immediate family members. Mt Todd continues to operate under a COVID-19 Management and Mitigation Plan. Direct costs to implement and maintain this plan have been minimal. To date, our workforce remains healthy. Vista experienced a decline in the value of its other investments during the initial stages of the pandemic, but has since seen the share prices of its other investments recover to pre-pandemic levels and higher. Management expects to incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended. These and other conditions may ultimately have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net income for the year ended December 31, 2020 was $420, or $0.00 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net loss for the year ended December 31, 2019 was $9,386, or $0.09 per Common Share on both a basic and diluted basis. The principal components of our 2020 net income and the year-over-year changes are discussed below.

The Company had cash and short-term investments totaling $8,162, working capital of $8,281 and no debt as of December 31, 2020.

Gain on Disposal of Mineral Property Interests, Net

In May 2020, the Company received $2,400 to cancel both a 1% net smelter return royalty (“NSR”) on the first 1,250,000 gold ounces produced at the Awak Mas project and a 1.25% NSR on the next 1,250,000 gold ounces produced. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,568 upon receipt of the payment. In July 2020, the Company received the final Los Reyes option payment and transferred control of the project to Prime Mining. Including recognition of the associated deferred option gain, we recognized a gain of $3,540 upon completion of the transfer. No such gains were recognized in 2019.

Exploration, Property Evaluation and Holding costs

Exploration, property evaluation and holding costs, including fixed costs, discretionary programs, and non-cash stock-based compensation, were $4,545 and $4,093 during the years ended December 31, 2020 and 2019, respectively. These costs were predominantly associated with Mt Todd and were comprised of fixed costs and discretionary costs.

For the years ended December 31, 2020 and 2019 our fixed exploration, property evaluation and holding costs totaled $3,266 and $3,028, respectively. These costs included expenditures necessary to ensure that we preserve our property rights and meet our safety, regulatory and environmental responsibilities. The principal components of the increase in 2020 included greater direct involvement by corporate personnel on specific Mt Todd activities, offset by lower environmental monitoring costs and lower care and maintenance costs.

Mt Todd 2020 discretionary costs totaled $1,279. Discretionary programs during 2020 included geotechnical and exploration drilling, activities to support the government’s review of Vista’s operational MMP, modification of our agreement with the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”) and the strategic initiative to secure a development partner for Mt Todd. The 2019 discretionary programs totaled $1,065. The 2019 discretionary programs included additional ore sorting testing and an update of the Mt Todd preliminary feasibility study.

Included in the 2020 and 2019 exploration, property evaluation and holding costs were non-cash stock-based compensation of $332 and $172, respectively.

Corporate Administration

Corporate administration costs were $3,777 and $3,940 during the years ended December 31, 2020 and 2019, respectively. Included in the 2020 and 2019 corporate administration costs is non-cash stock-based compensation of $581 and $593, respectively. Costs were generally lower during 2020 due to reduced travel as a result of the COVID-19 pandemic, partially offset by higher costs for legal services and insurance.

Non-Operating Income and Expenses

Gain/(loss) on Other Investments

Gain/(loss) on other investments was $2,405 and $(1,643) for the years ended December 31, 2020 and 2019, respectively. These amounts are the net result of changes in fair value of our marketable securities, mainly Midas Gold Shares, and the realized gain upon sale of Midas Gold Shares. The Company sold all of its remaining 6,882,115 Midas Gold Shares and received net proceeds of $5,788 during the year ended December 31, 2020. The Company sold 920,500 shares of Midas Gold and received net proceeds of $413 during the year ended December 31, 2019.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $6,955 and $7,053 for the years ended December 31, 2020 and 2019, respectively. The decline in net cash used in operating activities resulted from higher cash expenditures for exploration, property evaluation and holding costs and corporate administration, offset by net sources of cash from changes in working capital items.

Investing Activities

Net cash provided by investing activities of $11,628 for the year ended December 31, 2020 resulted primarily from $5,788 received from the sale of our Midas Gold Shares, $3,048 received for both the partial cancellation of the Awak Mas royalty and the receipt of the final Guadalupe de los Reyes option payment, and $2,860 of net redemptions of short-term investments comprised of U.S. Government Treasury bills and notes.

Net Cash provided by investing activities of $7,377 for the year ended December 31, 2019 resulted primarily from $3,737 received for net redemptions of short-term investments comprised of U.S. Government Treasury bills and notes and receipt of $3,167 under the Guadalupe de los Reyes option agreement.

Financing Activities

Net cash of $1,681 for the year ended December 31, 2020 was provided mainly from net proceeds from equity financing of $1,768, which was received upon issuance of 1,849,399 Common Shares under our at-the-market offering agreement (the “ATM Agreement”).

Net cash of $13 for the year ended December 31, 2019 was provided by $89 received from exercised stock options less $76 for payment of certain employee withholding tax obligations in lieu of the issuance of common shares under the Company’s long-term equity incentive plan.

Liquidity and Capital Resources

The Company had working capital of $8,281 as of December 31, 2020. This amount included a deferred option gain of $68 related to the Awak Mas transaction, which will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources as of December 31, 2020 included current assets totaling $9,407 offset by accounts payable and accrued liabilities of $1,058. This compares to current assets totaling $8,826 offset by accounts payable and accrued liabilities of $662 at December 31, 2019. Furthermore, cash plus short-term investments totaled $8,162 at December 31, 2020 compared to $4,668 at December 31, 2019.

Vista’s liquidity improved primarily through successful monetization of its non-core assets, which generated total net cash proceeds of $8,836 during the year ended December 31, 2020. The Company’s ATM Program (defined below) generated additional net proceeds to the Company of $1,768 during the year ended December 31, 2020 and our expenditures for operating activities remained relatively constant at $6,955. For additional details see the “Results from Operations” section above and the preceding discussions in this section of operating activities, investing activities and financing activities.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. To date, the direct effect on Vista’s liquidity and capital resources has been limited to ongoing costs incurred and extension of some corporate strategic objectives. This has been offset by cash inflows from non-core asset monetization and use of the Company’s ATM Program. Despite the recent improvement in Vista’s liquidity and capital resources and a generally upward trend in the gold price, the duration of global travel restrictions and the pace and extent of economic recovery may affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives. Extended delays will affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

Despite these conditions, we believe our existing working capital as of December 31, 2020, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2020 costs, and discretionary programs for more than 12 months.

The Company continues to focus on monetizing non-dilutive sources of funding. The Company received $1,100 in January 2021 under the Los Reyes agreement and has agreements in place to realize up to an additional $3,500 over the next five months from the cancellation of its royalty rights in the Los Reyes and Awak Mas gold projects. The Company also owns another royalty interest and holds listed equity securities. Additionally, the Company’s used mill equipment is being marketed by a third-party mining equipment dealer.

If other potential sources of non-dilutive financing cannot be realized within the timeframe or for the amounts required to meet obligations when due, Vista will need to raise additional capital through equity issuances, or other means. A public offering or private placement would be the most likely approach to raising additional capital if the Company determines that larger scale programs are deemed appropriate. The Company also has an at-the-market offering agreement (the “ATM Agreement”) in place with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances.

Under the ATM Agreement the Company may, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the year ended December 31, 2020 the Company sold 2,028,334 Common Shares under the ATM Program for net proceeds of $1,959, which included $191 that settled in January 2021. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

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

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	293	293	—

	Fair Value at December 31, 2019
	Total	Level 1	Level 3
Other investments	3,676	3,676	—

Other investments are classified as Level 1 of the fair value hierarchy as they are valued at unadjusted quoted market prices in an active market and are included in other investments on the Consolidated Balance Sheets for each period presented.

There were no material transfers between levels nor were there any changes in valuation techniques in 2019.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Contractual Obligations

We have no material contractual obligations as of December 31, 2020.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2020
Revenue	$—	$—	$—	$—
Net income/(loss)	(2,202)	4,220	1,902	(3,500)
Basic income/(loss) per share	(0.03)	0.05	0.01	(0.03)
2019
Revenue	—	—	—	—
Net income/(loss)	(1,192)	(2,498)	(3,044)	(2,652)
Basic income/(loss) per share	(0.01)	(0.02)	(0.03)	(0.03)

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

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from the amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased. Because of the short maturity of these investments, the carrying amounts approximate their fair values.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2020 and 2019, we recorded insignificant net foreign currency gains/(losses).

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than 90 days and less than one year. These securities are typically United States government treasury bills and/or notes. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. When we determine that a mineral property can be economically developed and reserves are established under SEC Industry Guide 7, costs incurred thereafter to develop such property will be capitalized. Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently sold or abandoned, any undepleted costs will be charged to expense in that period.

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

We assess the carrying value of mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) for the period. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

Impairment

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss).

Stock-Based Compensation

Under our stock option, long-term incentive, and deferred share unit plans, the Company can grant stock incentive options, restricted share units, and deferred share units to executives, employees, consultants and non-employee directors as applicable. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common Shares in the Consolidated Balance Sheets. The fair value of option grants is calculated using the Black-Scholes option pricing model. The fair value of restricted and deferred share units is based on the closing price of our Common Shares on the grant date, and in certain cases, adjusted by a Brownian motion price model. The expense is based on the fair value of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures of unvested awards for all stock-based compensation result in expense reversal upon forfeiture.

Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) of the Financial Accounting Standards Board (“FASB”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities. Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value. Our other investments are accounted for at fair value based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy.

Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Vista at this time.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2020, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Vista Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income/(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment over Used Mill Equipment – Refer to Notes 2 and 5 to the financial statements.

Critical Audit Matter Description

The Company continues to actively market its used mill equipment. As of December 31, 2020, the Company did not classify its used mill equipment as held for sale as the Company does not have reasonable assurance that the mill equipment will be sold within 12 months. During the year ended December 31, 2020, the Company was not depreciating the used mill equipment as it was not placed in service. As of December 31, 2020, the carrying value of the used mill equipment was $5.5 million and accumulated depreciation was $nil. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recovered. The Company continues to actively market its used mill equipment; however, the Company does not have reasonable assurance that the used mill equipment will sell within the next 12 months. The Company determined the ongoing marketing period of its used mill equipment created a triggering event, which could indicate impairment of the Company's used mill equipment. As a result, the Company utilized a third-party valuation expert to assess the cash flows associated with the eventual disposition of the Company’s used mill equipment. Based on the third-party valuation report, the Company determined that no impairment charge was required as of December 31, 2020.

We identified the Company’s impairment assessment over its used mill equipment as a critical audit matter. The principal considerations for our determination include the high degree of subjectivity in determining significant assumptions included in the third-party valuation report, which include comparable asset asking prices and sales, market participant highest and best use for the equipment on an assembled or component basis, adjustments to comparable asset asking prices and sales for the age, condition, and capacity of the Company’s used mill equipment. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of auditor judgement and effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We gained an understanding of the Company’s internal controls over management’s impairment assessment of its used mill equipment to identify the types of potential misstatement, assess the factors that affect the risks of material misstatement, and design further audit procedures.
●	We evaluated the independence and skills, knowledge, and expertise qualifications of the third-party valuation specialist engaged by the Company.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology; (2) the comparable asset asking prices and sales; (3) the adjustments to the market comparables for the age, condition, and capacity of the Company’s used mill equipment; and (4) the Company’s range of estimated cash flows based on an assembled or component basis associated with the eventual disposition of the Company’s used mill equipment.
●	We evaluated the completeness and accuracy of the detailed used mill equipment asset listing used in the valuation report.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 25, 2021

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$7,762	$1,408
Short-term investments (Note 3)	400	3,260
Other investments, at fair value (Note 3)	293	3,676
Other current assets	952	482
Total current assets	9,407	8,826

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,643	5,623
Right-of-use assets	34	89
Total non-current assets	7,823	7,858
Total assets	$17,230	$16,684

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$356	$190
Accrued liabilities and other	702	472
Deferred option gain (Note 4)	68	168
Provision for environmental liability (Note 7)	—	240
Total current liabilities	1,126	1,070
Non-current liabilities:
Deferred option gain (Note 4)	—	2,960
Provision for environmental liability (Note 7)	240	—
Lease liability	13	8
Total non-current liabilities	253	2,968
Total liabilities	1,379	4,038

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2020 - 103,171,904 and 2019 - 100,698,124 (Note 6)	460,501	457,716
Accumulated deficit	(444,650)	(445,070)
Total shareholders’ equity	15,851	12,646
Total liabilities and shareholders’ equity	$17,230	$16,684

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Years Ended December 31,
	2020	2019
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$6,108	$—
Exploration, property evaluation and holding costs	(4,545)	(4,093)
Corporate administration	(3,777)	(3,940)
Depreciation and amortization	(48)	(52)
Total operating income/(expense)	(2,262)	(8,085)

Non-operating income/(expense):
Gain/(loss) on other investments (Note 3)	2,405	(1,643)
Interest income	16	121
Other income	261	221
Total non-operating income/(expense)	2,682	(1,301)

Income/(loss) before income taxes	420	(9,386)
Net income/(loss)	$420	$(9,386)

Basic:
Weighted average number of shares outstanding	101,814,139	100,533,448
Net income/(loss) per share (Note 6)	$0.00	$(0.09)

Diluted:
Weighted average number of shares outstanding	104,478,920	100,533,448
Net income/(loss) per share (Note 6)	$0.00	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2019	100,268,161	$456,938	$(435,684)	$21,254
Shares issued (RSUs vested, net of shares withheld) (Note 6)	266,296	(76)	—	(76)
Shares issued (exercise of stock options) (Note 6)	163,667	89	—	89
Stock-based compensation (Note 6)	—	765	—	765
Net loss	—	—	(9,386)	(9,386)
Balances at December 31, 2019	100,698,124	$457,716	$(445,070)	$12,646

Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	2,028,334	1,959		1,959
Shares issued (RSUs vested, net of shares withheld) (Note 6)	395,446	(124)	—	(124)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	913	—	913
Net income	—	—	420	420
Balances at December 31, 2020	103,171,904	$460,501	$(444,650)	$15,851

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$420	$(9,386)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	48	52
Stock-based compensation	913	765
Gain on disposal of mineral property interests, net	(6,108)	—
Other gains and losses	—	(134)
(Gain)/Loss on other investments	(2,405)	1,643
Change in working capital account items:
Other current assets	(279)	(31)
Provision for environmental liability	—	(2)
Accounts payable, accrued liabilities and other	456	40
Net cash used in operating activities	(6,955)	(7,053)
Cash flows from investing activities:
Proceeds from sales of marketable securities	5,788	413
Disposition (acquisitions) of short-term investments, net	2,860	3,737
Additions to plant and equipment	(68)	(40)
Proceeds from option/sale agreements, net	3,048	3,267
Net cash provided by investing activities	11,628	7,377
Cash flows from financing activities:
Proceeds from equity financing, net	1,768	—
Payment of taxes from withheld shares	(124)	(76)
Proceeds from exercise of stock options	37	89
Net cash provided by financing activities	1,681	13

Net increase in cash and cash equivalents	6,354	337
Cash and cash equivalents, beginning of period	1,408	1,071
Cash and cash equivalents, end of period	$7,762	$1,408

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operates in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory Australia. Mt Todd is the largest undeveloped gold project in Australia. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. We believe these efforts have increased the total gold resources and reserves, added substantially to the underlying value of the Project, and demonstrated its development potential.

In September 2019, Vista announced the positive results of an updated preliminary feasibility study for Mt Todd and subsequently amended this study in September 2020 to correct and/or clarify certain items (the “2019 PFS”). Key improvements reflected in the 2019 PFS included increased estimated gold recovery and production, and selection of vertical milling equipment that is expected to be better suited for the anticipated grinding requirements and to reduce energy consumption. Mt Todd will benefit from these improvements, other design efficiencies, and utilization of certain existing infrastructure, which have reduced the Project’s estimated development costs.

Vista held other non-core assets at December 31, 2020, including royalty interests in the United States and Indonesia, payments receivable upon cancellation of a royalty on a gold/silver project in Mexico, mill equipment not in use and listed for sale, and other holdings of third-party equity securities.

2. Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista and the more-than-50%-owned subsidiaries that it controls. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP.

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: the fair value and accounting treatment of financial instruments; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; the provision for environmental liabilities; and asset impairments. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased. Because of the short maturity of these investments, carrying amounts approximate their fair values.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2020 and 2019, we recorded insignificant net foreign currency gains/(losses).

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than 90 days and less than one year. These securities are typically United States government treasury bills and/or notes. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred, and mineral property exploration costs are expensed as incurred. When we determine that a mineral property can be economically developed and reserves are established under SEC Industry Guide 7, costs incurred thereafter to develop such property will be capitalized. Capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently sold or abandoned, any un-depleted costs will be charged to expense in that period.

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

We assess the carrying value of mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations and changes in economic conditions, including the price of gold and other commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) for the period. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or third-party valuation experts to assess if the carrying value can be recovered and to estimate fair value.

Impairment

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment at such time that information becomes available indicating that the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss).

Stock-Based Compensation

Under our stock option, long-term incentive, and deferred share unit plans, the Company can grant stock incentive options, restricted share units, and deferred share units to executives, employees, consultants and non-employee directors as applicable. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) as a

component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common Shares in the Consolidated Balance Sheets. The fair value of option grants is calculated using the Black-Scholes option pricing model. The fair value of restricted and deferred share units is based on the closing price of our Common Shares on the grant date, and in certain cases, adjusted by a Brownian motion price model. The expense is based on the fair value of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures of unvested awards for all stock-based compensation result in expense reversal upon forfeiture.

Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) of the Financial Accounting Standards Board (“FASB”) requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 – Observable inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

●	Level 3 – Prices or valuation techniques requiring inputs that are both significant to the fair value measurement and unobservable.

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable and certain other current assets and liabilities. Due to the short-term nature of our cash and cash equivalents, short-term investments, accounts payable and certain other current assets and liabilities, we believe that their carrying amounts approximate fair value. Our other investments are accounted for at fair value based on quoted market prices in an active market and are included in Level 1 of the fair value hierarchy.

Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Vista at this time.

3. Other Investments

Short-term investments

As of December 31, 2020 and 2019, the amortized cost basis of our short-term investments was $400 and $3,260, respectively. The amortized cost basis approximates fair value at December 31, 2020 and 2019. Short-term investments at December 31, 2020 and 2019 are comprised of U.S. Government treasury bills and/or notes, all of which have maturity dates greater than 90 days but less than one year.

Other investments

Investments in marketable securities are recorded at fair value in the Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) in the period in which they occur. During the year ended December 31, 2019, the Company sold 920,500 common shares of Midas Gold Corp. (“Midas Gold Shares”) for net proceeds of $413 at a loss of $2 compared to the most recent measurement period. Cumulative realized loss since acquisition of these Midas Gold Shares was $1,975, of which $1,973 was recognized in previous periods as unrealized loss, net. We held 6,882,115 shares of Midas Gold at December 31, 2019. During the year ended December 31, 2020, the

Company sold all of its remaining Midas Gold Shares for net proceeds of $5,788 at a gain of $2,574 compared to the most recent measurement periods. Cumulative realized loss since acquisition of the Midas Gold Shares in April 2011 was $11,841, of which $14,415 was recognized in previous periods as unrealized loss, net. The Company held 1,333,334 shares of Nusantara Resources Limited (“Nusantara Resources”) as of December 31, 2020 and December 31, 2019.

The following table summarizes our investments in marketable securities as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
Fair value at beginning of period	$3,676	$5,462
Midas Gold Shares sold	(5,788)	(415)
Nusantara Resources shares	—	272
Unrealized gain/(loss)	2,405	(1,643)
Fair value at end of period	$293	$3,676

4. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2020	At December 31, 2019
Mt Todd, Australia	$2,146	$2,146

Guadalupe de los Reyes, Sinaloa, Mexico

In July 2020, the Company received the final $1,500 payment from Prime Mining Corporation (“Prime Mining”) for the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”). With this final payment and upon transfer of the Los Reyes project to Prime Mining during the three months ended September 30, 2020, Vista recognized an operating gain of $3,540, inclusive of previously deferred option gain of $2,892 and net of associated closing costs. In addition, Prime Mining is required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights, with $1,100 due in January 2021 and $1,000 due in July 2021. The $1,100 payment was made to Vista in January 2021. If Prime Mining fails to make the remaining $1,000 payment, Vista will have the right to reinstate its royalty and back-in rights.

Awak Mas, Sulawesi, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. The holder of Awak Mas or a nominated party now has the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021, at which time the Company will recognize a gain for this amount and $68 that is carried as deferred option gain as of December 31, 2020. If the holder does not make this final payment by April 30, 2021, Vista will retain the remaining royalty interests.

5. Plant and Equipment

	December 31, 2020			December 31, 2019
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,306	$5,163	$143	$5,237	$5,114	$123
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,139	$5,496	$5,643	$11,070	$5,447	$5,623

We continue to actively market the used mill equipment; however, the COVID-19 pandemic has created uncertainty around our ability to effectively market the equipment while travel restrictions and other related conditions exist. We do not classify the mill equipment as ‘held for sale’ as of December 31, 2020 or 2019 because we do not have reasonable assurance that the mill equipment will be sold within 12 months. We are not currently depreciating the used mill equipment as we continue to market it and it is not in use. During the years ended December 31, 2020 and 2019, the Company evaluated the value of the used mill equipment for recoverability. Based on an independent valuation by a qualified third party, no impairment charge was required.

6. Common Shares

Equity Financing

Vista previously entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell common shares of the Company (“Common Shares”) through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the year ended December 31, 2020 the Company sold 2,028,334 Common Shares for net proceeds of $1,959 under the ATM Program, which included $191 that settled for cash in January 2021. No offers or sales were made under the ATM Program during the year ended December 31, 2019. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Other Share Issuances

During the years ended December 31, 2020 and 2019 we issued 445,446 and 429,963 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”) and/or stock option exercises.

Warrants

All outstanding warrants totaling 6,514,625 expired unexercised in August 2019.

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units currently outstanding under the Company’s long-term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense for the years ended December 31, 2020 and 2019 was:

	Year Ended December 31,
	2020	2019
Restricted share units	$643	$362
Deferred share units	209	209
Stock Options	61	194
	$913	$765

Phantom units	$98	$84

As of December 31, 2020, unrecognized compensation expense for RSUs, stock options, and phantom units were $326,  $3, and $39, respectively, which is expected to be recognized over weighted average periods of 1.1, 0.6, and 0.5 years, respectively.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2018	1,002,670	$0.78
Granted	1,412,500	0.49
Cancelled/forfeited	(657,573)	0.76
Vested, net of shares withheld	(266,296)	0.84
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - December 31, 2020	2,467,002	$0.42

During the years ended December 31, 2020 and 2019, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period. Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 29% will vest based on fixed future dates, and approximately 18% and 53% will vest on performance and market criteria, respectively. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In March 2020, the Board granted 360,000 DSUs and the Company recognized $209 of DSU expense. In May 2019, the Board granted 366,000 DSUs and the Company recognized $209 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Unvested - December 31, 2018	—	$—
Granted	366,000	0.57
Outstanding - December 31, 2019	366,000	$0.57
Granted	360,000	0.58
Outstanding - December 31, 2020	726,000	$0.57

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2018	1,319,149	0.71	3.84	$1
Granted	350,000	0.73
Exercised	(163,667)	0.54		33
Cancelled/Forfeited	(16,667)	0.75		—
Expired	(51,815)	0.70		2
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507

Exercisable - December 31, 2020	1,333,667	$0.71	2.62	$494

The following table summarizes unvested option activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2018	759,669	$0.45	1.14
Granted	350,000	0.30
Cancelled/Forfeited	(35,000)	0.43
Vested	(560,665)	0.41
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - December 31, 2020	33,333	$0.31	0.25

The fair value of stock options granted during the years ended December 31, 2020 and 2019 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted-average assumptions:

	December 31,
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

Phantom Units

The value of each phantom unit is equal to the Company’s share price on the vesting date and is payable in cash. Phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. Unrecognized compensation expense on these units is based on the Company’s stock price at year end. The Company accounts for these units as awards classified as liabilities with $39 and $26 included in current liabilities as of December 31, 2020 and 2019, respectively. The Company recognized $98 and $84 of compensation expense for these units in the years ended December 31, 2020 and 2019, respectively. The Company paid $81 for phantom units which vested during the year ended December 31, 2019. The Company paid $86 for phantom units which vested during the year ended December 31, 2020.

A summary of unvested phantom units is set forth in the following table:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2018	265,000	1.50
Cancelled/forfeited	(32,667)
Vested	(88,333)
Unvested - December 31, 2019	144,000	1.00
Vested	(72,000)
Unvested - December 31, 2020	72,000	0.50

Weighted Average Common Shares

	At December 31,
	2020	2019
Basic Common Shares	101,814,139	100,533,448
Effect of dilutive stock-based awards	2,664,781	—
Diluted Common Shares	104,478,920	100,533,448

The effect of dilutive stock-based awards was calculated using the treasury stock method, based on the remaining RSUs, DSUs, and stock options outstanding as of December 31, 2020. Stock options to purchase 50,000 Common Shares were outstanding at December 31, 2020 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

Unvested RSUs representing 1,491,301 Common Shares, stock options to purchase 1,437,000 Common Shares, and vested DSUs representing 366,000 unissued Common Shares were outstanding at December 31, 2019 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

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

In November 2020, we modified our agreement with the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”) with respect to the Mt Todd Project. The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR. The combined GPR range is now from 1.125% to 3.0%.

8. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

	Fair Value at December 31, 2019
	Total	Level 1	Level 3
Other investments	$3,676	$3,676	$—

Our marketable securities and investment in Midas Gold Shares and Nusantara Resources shares were classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market. Marketable securities are included in Other Investments on the Consolidated Balance Sheets for each period presented.

There were no material transfers between levels nor were there any changes in valuation methods in 2020.

9. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2020 and 2019, all of our cash was held in liquid bank deposits and/or government treasury bills/notes in the United States.

There were no significant non-cash transactions for the year ended December 31, 2020. At December 31, 2019, the Company held 1,333,334 shares of Nusantara Resources valued at $272; comprising 666,667 shares received as part of the consideration for amending the Awak Mas royalty agreement, and 666,667 shares not given accounting recognition prior to 2019 as the amount was considered immaterial.

10. Income Taxes

The Company’s U.S. and foreign source income/(loss) were:

	Years Ended December 31,
	2020	2019
U.S.	$1,879	$(1,730)
Canada	(308)	(3,514)
Other foreign, net	(1,151)	(4,142)
	$420	$(9,386)

During the years ended December 31, 2020 and 2019, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S., Canada, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

Reconciliations between the Company’s combined income taxes at statutory rates and the U.S. effective income tax (benefit)/expense were:

	Years Ended December 31,
	2020	2019
Income taxed at statutory rates	$36	$(2,250)
Increase (decrease) in taxes from:
State Tax	66	(61)
Stock-based compensation	50	84
Imputed interest	9	20
Other adjustments	(1)	82
Mining concessions disposition	853	—
Inflation adjustment	(254)	—
Prior year provision to actual adjustments	885	475
Change in US tax rate	29	—
Change in foreign tax rate	100	(1,361)
Differences in tax rates	(52)	(284)
Effect of foreign exchange	(1,236)	66
Change in valuation allowance	(485)	3,229
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities were:

	December 31,
	2020	2019
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,776	$8,295
Marketable securities	—	500
Operating loss carryforwards	36,965	36,716
Capital loss carryforwards	13,778	13,618
Capital expenditures	374	374
Stock compensation	164	235
VAT recoverable	150	158
Unrealized foreign exchange gain/loss	117	125
Environmental liability	65	65
Offering costs	46	104
Accrued vacation	22	24
Other	5	—
Total future tax assets	59,462	60,214
Valuation allowance for future tax assets	(59,401)	(59,886)
	61	328
Deferred income tax liabilities
Other investments	61	328
	61	328

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against future income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowance of $59,401 and $59,886 at December 31, 2020 and 2019, respectively, related mainly to net operating and capital loss carryforwards where the utilization of such attributes is not more likely than not. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2020	$—	$—	$—	$22	$22
2021	—	—	—	4	4
2022	—	—	1,653	6	1,659
2023	—	—	385	6	391
2024	—	—	—	6	6
2025	—	—	83	6	89
2026	1,027	—	847	5	1,879
2027	847	—	—	7	854
2028	5,245	—	—	—	5,245
2029	4,022	—	—	—	4,022
2030	5,032	1,761	—	—	6,793
2031	3,806	3,407	—	—	7,213
2032	6,397	2,323	—	—	8,720
2033	6,185	3,098	—	—	9,283
2034	4,420	—	—	—	4,420
2035	3,729	2	—	—	3,731
2036	2,799	2,655	—	—	5,454
2037	1,916	2,482	—	—	4,398
2038	2,666	—	—	—	2,666
2039	3,338	—	—	—	3,338
2040	635	—	—	—	635
	$52,064	$15,728	$2,968	$62	$70,822

U.S. loss carryforwards for tax years beginning in 2018 of $2,123, Canadian capital loss carryforwards of $102,057 and Australian NOLs of $58,848, which do not expire, are not included in the previous table.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 guidance requires that the Company evaluate all income tax positions taken, and recognize a liability for any uncertain tax positions that are not more likely than not to be sustained. As of December 31, 2020, the Company believes it had no liability for unrecognized tax positions. If the Company were to determine that a tax position was not more likely than not to be sustained, the Company would recognize the liability and, if applicable, related interest and penalties within income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2017 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2017. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2016.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward into open years.

Coronavirus Aid, Relief, and Economic Security Act

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, temporarily permits loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning after 2017 but before 2021. Under previous legislation, loss carryovers were limited to 80% of taxable income. For the year ended December 31, 2020, the Company reduced estimated taxable income of $5,042 to $nil by applying loss carryforwards to 100% of estimated taxable income.

Other key provisions of the CARES Act allow tax losses incurred in 2018 through 2020 to be carried back to each of the five preceding taxable years to generate refunds of previously paid income taxes and provide for eligible employers to receive loans under the Paycheck Protection Program (“PPP”). The Company is currently evaluating the impact of these and other provisions of the CARES Act. We do not expect the CARES Act to result in a material cash benefit to the Company and Vista has not received a PPP loan.

11. Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2020 or 2019. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

12. Provision for Environmental Liability

Vista maintains a $240 provision for potential reclamation costs attributable to certain mining claims previously held by the Company should no other responsible or potentially responsible parties be identified.

13. Subsequent Events

There have been no material events subsequent to December 31, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2020, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting.

Management’s report on internal control over financial reporting and the attestation report on management’s assessment are included in “Item 8 Financial Statements and Supplementary Data” herein.

Attestation Report of the Independent Registered Public Accounting Firm.

An attestation report on our internal control over financial reporting by our independent registered public accounting firm is not included herein because, as a non-accelerated filer, we are exempt from the requirement to provide such report.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2020 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Ethics”) that applies to all of our employees, officers and directors of the Company and its affiliated entities. The Code of Ethics is available on our website at www.vistagold.com. We will post any amendments, waivers, and implicit waivers to the Code of Ethics on that website.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm.

2.	Consolidated Balance Sheets – As of December 31, 2020 and 2019.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2020 and 2019.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2020 and 2019.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2020 and 2019.

6.	Notes to Consolidated Financial Statements.

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

10.05*	Earnest Amendment Agreement, dated March 12, 2014, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 14, 2014 and incorporated herein by reference (File No. 1-9025)
10.06*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.07*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.32 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.08	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)
10.09*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.10*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.11*

Employment Agreement of Douglas L. Tobler, dated July 1, 2019 previously filed as Exhibit 10.12 to the Company’s Form 10-K dated February 27, 2020 and incorporated herein by reference (File No. 1-9025).

10.12

Amendment No. 1 to At-the-Market Offering Agreement dated June 24, 2020, previously filed as Exhibit 1.2 to the Corporation’s Form 8-K dated June 25, 2020 and incorporated herein by reference (File No. 1-9025)

10.13**	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2020 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Corporation
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Dr. Rex Clair Bryan
23.4	Consent of Anthony Clark
23.5	Consent of Thomas L. Dyer
23.6	Consent of April Hussey
23.7	Consent of Chris Johns
23.8	Consent of Deepak Malhotra
23.9	Consent of Zvonimir Ponos
23.10	Consent of David M. Richers
23.11	Consent of Vicki Scharnhorst
23.12	Consent of Jessica I. Monasterio, P. E.
23.13	Consent of Keith Thompson
23.14	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*     Management Contract or Compensatory Plan

**

Certain portions of the exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the Commission upon request.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2020 and 2019, (ii) Consolidated Balance Sheets at December 31, 2020 and 2019, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 25, 2021	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 25, 2021	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 25, 2021	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 25, 2021	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 25, 2021
* John M. Clark	Director	February 25, 2021
* C. Thomas Ogryzlo	Director	February 25, 2021
* Deborah J. Friedman	Director	February 25, 2021
* Tracy A. Stevenson	Director	February 25, 2021
* W. Durand Eppler	Director	February 25, 2021
* Michael B. Richings	Director	February 25, 2021
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.