Form 10-Q
period 2021-03-31
VISTA GOLD CORP
filed 2021-04-30
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large Accelerated Filer ☐  Accelerated Filer ☐Non-Accelerated Filer ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 104,148,923 common shares, without par value, outstanding as of April 21, 2021.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended March 31, 2021

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$7,153	$7,762
Short-term investments (Note 3)	—	400
Other investments, at fair value (Note 3)	263	293
Other current assets	656	952
Total current assets	8,072	9,407

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,632	5,643
Right-of-use assets	29	34
Total non-current assets	7,807	7,823
Total assets	$15,879	$17,230

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$176	$356
Accrued liabilities and other	857	702
Deferred option gain (Note 4)	1,168	68
Total current liabilities	2,201	1,126
Non-current liabilities:
Provision for environmental liability (Note 7)	240	240
Other liabilities	25	13
Total non-current liabilities	265	253
Total liabilities	2,466	1,379

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2021 - 103,998,923 and 2020 - 103,171,904 (Note 6)	461,162	460,501
Accumulated deficit	(447,749)	(444,650)
Total shareholders’ equity	13,413	15,851
Total liabilities and shareholders’ equity	$15,879	$17,230

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expense:
Exploration, property evaluation and holding costs	(1,751)	(948)
Corporate administration	(1,315)	(1,376)
Depreciation and amortization	(11)	(12)
Total operating expense	(3,077)	(2,336)

Non-operating income/(expense):
Loss on other investments (Note 3)	(30)	(1,129)
Interest income	1	10
Other income/(expense)	7	(45)
Total non-operating expense	(22)	(1,164)

Loss before income taxes	(3,099)	(3,500)
Net loss	$(3,099)	$(3,500)

Basic:
Weighted average number of shares outstanding	103,512,054	100,698,124
Net loss per share (Note 6)	$(0.03)	$(0.03)

Diluted:
Weighted average number of shares outstanding	103,512,054	100,698,124
Net loss per share (Note 6)	$(0.03)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Stock-based compensation (Note 6)	—	390	—	390
Net loss	—	—	(3,500)	(3,500)
Balances at March 31, 2020	100,698,124	$458,106	$(448,570)	$9,536

Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	405,800	434	—	434
Shares issued (RSUs vested, net of shares withheld) (Note 6)	421,219	(194)	—	(194)
Stock-based compensation (Note 6)	—	421	—	421
Net loss	—	—	(3,099)	(3,099)
Balances at March 31, 2021	103,998,923	$461,162	$(447,749)	$13,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,099)	$(3,500)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	11	12
Stock-based compensation	421	390
(Gain)/Loss on other investments	30	1,129
Change in working capital account items:
Other current assets	120	146
Accounts payable, accrued liabilities and other	(8)	80
Net cash used in operating activities	(2,525)	(1,743)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	300
Disposition of short-term investments, net	400	2,299
Proceeds from option/sale agreements, net	1,100	—
Net cash provided by investing activities	1,500	2,599
Cash flows from financing activities:
Proceeds from equity financing, net	610	—
Payment of taxes from withheld shares	(194)	—
Net cash provided by financing activities	416	—

Net increase/(decrease) in cash and cash equivalents	(609)	856
Cash and cash equivalents, beginning of period	7,762	1,408
Cash and cash equivalents, end of period	$7,153	$2,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Vista held other non-core assets at March 31, 2021, including royalty interests in the United States and Indonesia, payments receivable upon cancellation of a royalty on a gold/silver project in Mexico, mill equipment not in use and listed for sale, and other holdings of third-party equity securities.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2020 Financial Statements”). The year-end balance sheet data was derived from audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2020 Financial Statements.

3. Short-term and Other Investments

Short-term investments

As of March 31, 2021, and December 31, 2020, the amortized cost basis of our short-term investments was $nil and $400, respectively, which approximated fair value. Short-term investments at December 31, 2020 were comprised of U.S. government treasury securities and certificates of deposit, all of which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

Other investments

The Company’s investments in common shares of Nusantara Resources Limited shares (“Nusantara Shares”) were recorded at fair value in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2021. In addition to the Nusantara Shares, Vista also held common shares of Midas Gold Corp. (“Midas Gold Shares”) during the three months ended March 31, 2020. Changes in fair value of the Nusantara Shares and Midas Gold Shares were recorded in the Unaudited Condensed Consolidated Statements of Income/(Loss) in the period in which the changes occurred.

The Company held 1,333,334 Nusantara Shares at March 31, 2021 and December 31, 2020. All Midas Gold Shares were sold prior to 2021. The fair value of other investments was $263 and $293 at March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2020, the Company sold 642,000 Midas Gold Shares for net proceeds of $300 and a loss of $15 compared to the most recent measurement period. No Midas Gold Shares were sold during the three months ended March 31, 2021.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2021	At December 31, 2020
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. Transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price and related transaction costs. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, and environmental/operational permitting activities conducted in addition to ongoing site management activities. Costs associated with these activities were charged to expense as incurred. See Note 8 for other commitments to the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”).

Guadalupe de Los Reyes, Sinaloa, Mexico

In July 2020, the Company completed the sale of the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Prime Mining Corporation (“Prime Mining”). Under the terms of sale, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 is due in July 2021. The $1,100 received in January is carried as deferred option gain at March 31, 2021. If Prime Mining fails to make the final payment, Vista will have the right to reinstate its royalty and back-in rights.

Awak Mas, Sulawesi, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. Thereafter, the holder of Awak Mas or a nominated party had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021, at which time the Company will recognize a gain for this amount and $68 that is currently carried as deferred option gain. Vista and the holder of Awak Mas agreed in April 2021 to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees by the holder or a nominated party. If the holder does not make this final payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

5. Plant and Equipment

	March 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,306	$5,174	$132	$5,306	$5,163	$143
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,139	$5,507	$5,632	$11,139	$5,496	$5,643

The used mill equipment is not in use and is listed for sale through a third-party mining equipment dealer. This equipment is not classified as held for sale due to uncertainty as to whether a sale can be completed within one year.

6. Common Shares

Equity Financing

Vista previously entered into an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell common shares of the Company (“Common Shares”) through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three months ended March 31, 2021 the Company sold 405,800 Common Shares under the ATM Program for net proceeds of $434, of which $15 was settled in April 2021. No offers or sales were made under the ATM Program during the three months ended March 31, 2020. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense (income) was:

	Three Months Ended March 31,
	2021	2020
RSUs	$206	$151
DSUs	212	209
Stock Options	3	30
	$421	$390

Phantom units	$18	$(1)

As of March 31, 2021, unrecognized compensation expense for RSUs and phantom units was $779 and $19, respectively, which is expected to be recognized over weighted average periods of 1.5 and 0.3 years, respectively.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(212,445)	0.56
Vested, net of shares withheld	(421,219)	0.55
Unvested - March 31, 2021	2,724,338	$0.50

During the three months ended March 31, 2021, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $194 that resulted upon vesting of RSUs during the period. No RSU vesting events occurred during the three months ended March 31, 2020. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately, however the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In February 2021, the Board granted 204,000 DSUs and the Company recognized $212 in DSU expense. In March 2020, the Board granted 360,000 DSUs and the Company recognized $209 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Unvested - December 31, 2019	366,000	$0.57
Granted	360,000	0.58
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - March 31, 2021	930,000	$0.68

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - March 31, 2021	1,367,000	$0.71	2.39	$479

Exercisable - March 31, 2021	1,333,667	$0.71	2.37	$467

The following table summarizes unvested option activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - December 31, 2020	33,333	$0.31	0.25
Unvested - March 31, 2021	33,333	$0.31	0.01

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2019	144,000	1.00
Vested	(72,000)
Unvested - December 31, 2020	72,000	0.50
Unvested - March 31, 2021	72,000	0.25

7. Provision for Environmental Liability

Vista maintains a $240 provision for reclamation costs attributable to certain mining claims previously held by the Company should no other potentially responsible parties be identified.

8. Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations in a manner designed to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

In November 2020, we modified our agreement with the Jawoyn Association with respect to Mt Todd. The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in the Mt Todd project. The modified agreement did not affect the previously agreed 1.0% GPR granted to the Jawoyn Association. The combined GPR now ranges from 1.125% to 3.0%.

9. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at March 31, 2021
	Total	Level 1	Level 3
Other investments	$263	$263	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At March 31, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

10. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions.  These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31, 2021 and 2020.  Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contain forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts stated herein are in U.S. dollars in thousands, except per share amounts and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value-adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. For additional information on Mt Todd, see the Company’s December 31, 2020 Form 10-K, which is available on EDGAR at www.sec.gov, SEDAR at www.sedar.com, or Vista's website at www.vistagold.com.

We have invested just over $100 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. We believe this work has added substantial value to the Project and positions the Project for near-term development. The technical work to date and advanced stage of permitting provide a solid basis to engage with prospective development partners. As we pursue a strategic development transaction, we continue to focus on our strategy to de-risk the Project and increase shareholder value in a cost-effective manner.

We have outlined several high-priority targets adjacent to the Batman deposit and in the area extending northeast to the Quigleys deposit. Recent drilling of several of these targets is confirming our understanding of the continuity of gold mineralization and indicates district-scale potential for resource growth. Given the positive results to date, we recently extended the drilling program and added a second drill rig.

In addition to the technical advancements of the Project, Vista has all major environmental permits and the approval process for the Mine Management Plan (operating permit) is at an advanced stage. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional aboriginal landowners, local communities, and Northern Territory Government, creating a strong social license.

Vista holds several non-core assets, some of which have been monetized to generate working capital to support ongoing operations in a non-dilutive manner. Vista received proceeds totaling $1,100 during the three months ended March 31, 2021 as an initial payment toward cancellation of its royalty interests in the Guadalupe de los Reyes gold and silver project (“Los Reyes”). A final payment to Vista of $1,000 is due during the quarter ending September 30, 2021 to complete the cancellation of this royalty. In addition, a third party holds an option to pay Vista $2,500 not later than the quarter ending March 31, 2022 to cancel the Company’s remaining royalty interest in the Awak Mas gold project in Indonesia (“Awak Mas”). Management continues to seek opportunities to monetize other non-core assets, which include mill equipment not in use and listed for sale, a royalty interest on a property located in the United States, and holdings of listed equity securities. Management’s objective is to continue monetizing non-core assets as a means to generate working capital in a non-dilutive manner.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown. The slowdown in economic activity resulting from the global response to slow the spread of COVID-19 has caused many countries to introduce large-scale economic stimulus measures. Certain market segments have declined significantly and remain highly volatile. Precious metal prices, subject to higher-than-average volatility, were higher year-over-year as of March 31, 2021.

The global response undertaken to slow the spread of COVID-19 continues to include travel restrictions, stay-at-home orders, and social distancing. Global vaccination programs have started, but vaccination rates to-date have been slower than anticipated in many countries. Many entities that suspended operations have re-started in some capacity, but have and will continue to experience adverse financial impacts. The impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Corporate activities continue with personnel working remotely and on a limited in-office basis. Corporate travel and participation in conferences has been replaced by video conferencing. In Northern Territory, Australia, Covid-19 cases have been almost nil, allowing control measures to be significantly relaxed. However, international travel remains restricted. To date, our workforce has experienced one incident. Mt Todd continues to operate under a COVID-19 Management and Mitigation Plan, which has been modified to be less restrictive than originally required. Direct costs to implement and maintain this plan have been minimal. Management expects to incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended. These and other conditions may ultimately have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net loss for the three months ended March 31, 2021 and 2020 was $3,099 and $3,500, respectively. The principal components of these year-over-year changes are discussed below.

Cash and short-term investments totaled $7,153 and working capital was $5,871 at March 31, 2021. Working capital was reduced by deferred option gains of $1,168, which will not require future uses of working capital. See Liquidity and Capital Resources. The Company had no debt as of March 31, 2021.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,751 and $948 during the three months ended March 31, 2021 and 2020, respectively. These costs increased by approximately $400 due to the Mt Todd exploration drilling program. The remainder of the increase was due to additional power costs to pump approximately 1.7 gigaliters of water from the Batman pit and a stronger Australian dollar versus the U.S. dollar.

Corporate administration

Corporate administration costs were $1,315 and $1,376 during the three months ended March 31, 2021 and 2020, respectively. Reduced travel expenses resulting from restrictions caused by the COVID-19 pandemic and lower legal costs were partially offset by higher costs for insurance.

Non-operating income and expenses

Loss on other investments

Loss on other investments was $30 and $1,129 for the three months ended March 31, 2021 and 2020, respectively. These amounts reflect unrealized gains (losses) from changes in fair value of our common shares held in Midas Gold Corp. (“Midas Gold Shares”) and Nusantara Resources Limited (“Nusantara Shares”) and realized losses on sales of the Midas Gold Shares. The unrealized loss on Nusantara Shares was $30 and $116 for the three months ended March 31, 2021 and 2020, respectively. All Midas Gold Shares were sold prior to 2021. As such, there were no Midas Gold Share sales during the three months ended March 31, 2021. The unrealized loss on Midas Gold Shares was $998 for the three months ended March 31, 2020. The Company sold 642,000 Midas Gold Shares and received net proceeds of $300 with a realized loss of $15 during the three months ended March 31, 2020.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,525 and $1,743 for the three months ended March 31, 2021 and 2020, respectively. The increase in operating outflows generally reflects increased expenditures for exploration, property evaluation and holding costs discussed above.

Investing activities

Net cash provided by investing activities was $1,500 and $2,599 for the three months ended March 31, 2021 and 2020, respectively. Sources of cash from investing activities during the three months ended March 31, 2021 were $1,100 for the royalty cancellation payment received for the Los Reyes project and $400 for net disposition of short-term investments. Sources of cash from investing activities during the three months ended March 31, 2020 were net disposition of short-term investments of $2,299 and proceeds from the sale of Midas Gold Shares of $300.

Financing activities

During the three months ended March 31, 2021 and 2020, net cash of $416 and $nil, respectively, was provided by financing activities. Cash from financing activities during the three months ended March 31, 2021 included net proceeds of $610 under the ATM (defined below), offset by payments of $194 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”).

Liquidity and capital resources

Cash and cash equivalents totaled $7,153 at March 31, 2021 compared to $7,762 at December 31, 2020. The net decline of $609 for the three months ended March 31, 2021 reflects expenditures of $2,719 offset by cash inflows of $2,110. Expenditures for recurring Mt Todd and corporate activities were largely unchanged but increased over the same period of 2020 due principally to the Mt Todd drilling program, power costs to pump approximately 1.7 gigaliters of water from the Batman pit, and a stronger Australian dollar versus the U.S. dollar. Cash inflows reflect receipt of $1,100 associated with monetizing the Los Reyes royalty interests, $610 net proceeds from equity financing, and net maturities of short-term investments totaling $400. For additional details see the preceding discussions in this section of operating activities, investing activities and financing activities.

As a secondary measure of liquidity, the Company had working capital of $5,871 and $8,281 at March 31, 2021 and 2020, respectively. These amounts were net of deferred option gains of $1,168 and $68, respectively, related to the Los Reyes and Awak Mas transactions. The deferred option gains will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At March 31, 2021	At December 31, 2020
Current Assets	$8,072	$9,407
Offset by accounts payable and accrued liabilities	$(1,033)	$(1,058)

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. To date, the direct effect on Vista’s liquidity and capital resources has been limited to minor costs and extension of some corporate strategic objectives. This has been offset by cash inflows from non-core asset monetization and limited use of the Company’s ATM Program. So far, Vista has been able to sustain sufficient liquidity and capital resources through the pandemic and our prospects have been enhanced by a generally upward trend in the gold price. However, the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives. Extended delays will affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

Despite these conditions, we believe our existing working capital at March 31, 2021, together with other potential future sources of non-dilutive financing and limited use of our ATM Program (discussed below), will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2020 to date, and discretionary programs for at least 12 months.

The most significant discretionary programs in process and being planned for the balance of 2021 include exploration drilling programs and a Mt Todd technical report to meet the newly required provisions of SEC Regulation S-K 1300 (“S-K 1300”), which replaced SEC Industry Guide 7 for fiscal years beginning on or after January 1, 2021.

The Company continues to focus on monetizing non-dilutive sources of funding. Vista has agreements in place to realize up to $3,500 from the cancellation of its royalty interests in the Los Reyes and Awak Mas gold projects. The Company also owns another royalty interest, various publicly-listed equity securities, and used mill equipment that is being marketed by a third-party mining equipment dealer.

Vista anticipates that additional working capital will be required as current and planned discretionary programs are advanced. Consistent with the Company’s past practices, management will continue to monetize its non-core assets. If such sources of non-dilutive financing cannot be realized within the timeframe needed and in sufficient amounts, Vista will raise additional capital through equity issuances or other means. Among several means available, the Company has an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances. For larger funding requirements, the Company may undertake a public offering or private placement of Common Shares in order to provide more immediate certainty that the Company has sufficient capital resources to meet is strategic objectives going forward.

Under the ATM Agreement the Company may, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three months ended March 31, 2021 the Company sold 405,800 Common Shares under the ATM Program for net proceeds of $434, which included $15 settled in April 2021. Through March 31, 2020, aggregate sales proceeds total $2,462. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

Vista’s viability beyond 12 months is dependent upon our ability to maintain a low expenditure profile, realize value from non-dilutive assets, and, when necessary, issue additional equity or find other means of financing to secure sufficient funding. Our objective is to maintain adequate liquidity and seek to preserve and enhance the value of our core assets in order to assure positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at March 31, 2021
	Total	Level 1	Level 3
Other investments	$263	$263	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At March 31, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2021.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested just over $100 million to systematically explore, evaluate, engineer, permit and de-risk the Project. To date, technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

We continue to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes provide a solid basis to engage with prospective development partners. Key considerations in any potential partnership transaction include value creation by recognizing the intrinsic value of Mt Todd and minimizing future dilution. While the pandemic has slowed our partnering efforts, we continue to work toward this objective.

Our most important near-term de-risking activity at Mt Todd is to receive approval of the Mining Management Plan (“MMP”), which is currently in the process of final review and approval by the Northern Territory Department of Industry, Tourism and Trade (“DITT”). The MMP is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life in compliance with the Environmental Impact Statement and the Environmental Protection and Biodiversity Conservation Act 1999 requirements. With final approval of the MMP, Vista will hold all of the major permits for the development of Mt Todd.

Vista continued its drilling program during the quarter. The initial program of nine holes totaled 2,640 meters and was recently completed. Results of eight holes have been announced to date. The drilling program has been expanded to include an additional 10 holes to focus on deep drilling along the 1.8 Km strike length from the Batman deposit north to the Golf-Tollis/Penguin targets.

Looking south at the nearly dewatered Batman pit.

Scale varies with perspective.

Responsible water management and community engagement are ongoing priorities. During the most recent wet season, we pumped approximately 2.3 gigaliters (“GL”) of water from the Batman pit in accordance with our water discharge permits. This included 1.7 GL during the three months ended March 31, 2021. The remaining 0.5 GL of water will be pumped from the pit in due course, requiring only four to six weeks to complete. Achieving this milestone reflects the long-term success of our water management program and provides greater certainty related to timely future mine development. We also held the first meeting of the Leaders Forum with the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”) as contemplated in our updated agreement with the Jawoyn Association that was announced in November 2020. The Jawoyn Association is a key stakeholder, and the Leaders Forum provides a direct opportunity for work with Vista on a range of topics.

Property Disclosure Standards

In 2018, the SEC adopted S-K 1300 to modernize the property disclosure requirements for mining registrants, and related guidance, as were set forth in Item 102 of Regulation S-K under the Securities Act of 1933, the Securities Exchange Act of 1934, and in Industry Guide 7. The amendments are intended to align the SEC’s disclosure requirements and policies for mining properties more closely with current industry and global regulatory practices and standards, as embodied by the Committee for Reserves International Reporting Standards.

Property disclosures of the Company must comply with S-K 1300 for fiscal years beginning on or after January 1, 2021. A technical report for Mt Todd, referred to as a Technical Report Summary (“TRS”), must comply with S-K 1300 and be filed with the SEC not later than the date the Company files its Form 10-K for the year ending December 31, 2021, which will contain mining property disclosure for Mt Todd in accordance with S-K 1300. While similar to a technical report prepared under NI 43-101, the TRS may not meet NI 43-101 requirements and may require us to file a separate NI 43-101 report for Canadian purposes. There can be no assurances that the findings and conclusions of such reports will be the same.

Until such time as a TRS is completed, Mt Todd is without known mineral resources or mineral reserves under SEC Regulation S-K 1300 and the property is deemed to be in the exploration stage.

Guadalupe de los Reyes Gold/Silver Project, Sinaloa, Mexico

In July 2020, the Company sold the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Prime Mining Corporation (“Prime Mining”). In addition to consideration received by Vista for sale of Los Reyes, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 is due in July 2021. If Prime Mining fails to make the final payment, Vista will have the right to reinstate its royalty and back-in rights.

Awak Mas Project, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. Thereafter, the holder of Awak Mas or a nominated party had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the holder of Awak Mas have subsequently agreed to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees by the holder or a nominated party. If the holder or a nominated party does not make this final payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2020, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that our efforts in water treatment and management, environmental and social programs have created a strong social license in respect of the Project;
●	our plans and available funding to continue to improve Mt Todd’s near-term development potential;
●	estimates of future operating and financial performance;
●	our belief that recent drilling of several targets confirms our understanding of the continuity of gold mineralization and indicates district-scale potential for resource growth;

●	our belief that our existing working capital at March 31, 2021, together with other potential future sources of non-dilutive financing and limited use of our ATM Program, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs for at least 12 months;
●	our belief that if sources of non-dilutive financing cannot be realized within the timeframe needed and in sufficient amounts, Vista will raise additional capital through equity issuances or other means;
●	our belief that Vista’s viability beyond 12 months is dependent upon our ability to maintain a low expenditure profile, realize value from non-dilutive assets, and, when necessary, issue additional equity or find other means of financing to secure sufficient funding;
●	our belief that the remaining 0.5 GL of water will be pumped from the pit in due course, requiring only four to six weeks to complete;

Business and Industry

●	our belief that our existing working capital, together with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned corporate expenses and project holding costs, which we expect to be generally consistent with 2020, and discretionary programs for more than 12 months;
●	our belief that the ATM Program will provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale, and certain royalty interests;
●	potential funding requirements and sources of capital, including near-term sources of additional cash;
●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	our belief that we will receive the final payment pursuant to the terms of the Los Reyes agreement and, if not received, we will be granted net smelter return royalties and a back in right;
●	our expectation that we will receive any future payments for cancellation of the remaining net smelter return royalties on the Awak Mas project in Indonesia;
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment; and
●	our expectation that due to COVID-19 we may incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended, which may ultimately have a material adverse impact on the Company’s financial condition and results of operations;
●	our belief that our prospects have been enhanced by a generally upward trend in the gold price;
●	our belief that the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives;
●	our belief that extended delays related to COVID-19 will affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC and Canadian securities regulatory authorities in February 2021.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2021, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three months ended March 31, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 29, 2021	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 29, 2021	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer