Form 10-Q
period 2021-06-30
VISTA GOLD CORP
filed 2021-07-28
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 117,182,567 common shares, without par value, outstanding as of July 21, 2021.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended June 30, 2021

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$6,262	$7,762
Short-term investments (Note 3)	—	400
Other investments, at fair value (Note 3)	340	293
Other current assets	541	952
Total current assets	7,143	9,407

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,678	5,643
Right-of-use assets	24	34
Total non-current assets	7,848	7,823
Total assets	$14,991	$17,230

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$461	$356
Accrued liabilities and other	963	702
Deferred option gain (Note 4)	248	68
Total current liabilities	1,672	1,126
Non-current liabilities:
Provision for environmental liability (Note 7)	240	240
Other liabilities	21	13
Total non-current liabilities	261	253
Total liabilities	1,933	1,379

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2021 - 104,909,837 and 2020 - 103,171,904 (Note 6)	461,560	460,501
Accumulated deficit	(448,502)	(444,650)
Total shareholders’ equity	13,058	15,851
Total liabilities and shareholders’ equity	$14,991	$17,230

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$2,100	$2,568	$2,100	$2,568
Exploration, property evaluation and holding costs	(1,986)	(960)	(3,737)	(1,908)
Corporate administration	(931)	(877)	(2,246)	(2,253)
Depreciation and amortization	(12)	(11)	(23)	(23)
Total operating income/(expense)	(829)	720	(3,906)	(1,616)

Non-operating income:
Gain/(loss) on other investments (Note 3)	77	1,099	47	(30)
Interest income	—	4	1	14
Other income/(expense)	(1)	79	6	34
Total non-operating income	76	1,182	54	18

Income/(loss) before income taxes	(753)	1,902	(3,852)	(1,598)
Net income/(loss)	$(753)	$1,902	$(3,852)	$(1,598)

Basic:
Weighted average number of shares outstanding	104,565,060	101,372,460	104,041,466	101,035,292
Net income/(loss) per share	$(0.01)	$0.01	$(0.04)	$(0.02)

Diluted:
Weighted average number of shares outstanding	104,565,060	103,863,384	104,041,466	101,035,292
Net income/(loss) per share	$(0.01)	$0.02	$(0.04)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2020	100,698,124	$458,106	$(448,570)	$9,536
Shares issued, net of offering costs (Note 6)	1,031,819	807	—	807
Shares issued (RSUs vested, net of shares withheld) (Note 6)	316,313	(97)	—	(97)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	202	—	202
Net income	—	—	1,902	1,902
Balances at June 30, 2020	102,096,256	$459,055	$(446,668)	$12,387

Balances at April 1, 2021	103,998,923	$461,162	$(447,749)	$13,413
Shares issued, net of offering costs (Note 6)	392,470	437		437
Shares issued (RSUs vested, net of shares withheld) (Note 6)	518,444	(202)	—	(202)
Stock-based compensation (Note 6)	—	163	—	163
Net loss	—	—	(753)	(753)
Balances at June 30, 2021	104,909,837	$461,560	$(448,502)	$13,058

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	1,031,819	807	—	807
Shares issued (RSUs vested, net of shares withheld) (Note 6)	316,313	(97)	—	(97)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	592	—	592
Net loss	—	—	(1,598)	(1,598)
Balances at June 30, 2020	102,096,256	$459,055	$(446,668)	$12,387

Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	798,270	871	—	871
Shares issued (RSUs vested, net of shares withheld) (Note 6)	939,663	(396)	—	(396)
Stock-based compensation (Note 6)	—	584	—	584
Net loss	—	—	(3,852)	(3,852)
Balances at June 30, 2021	104,909,837	$461,560	$(448,502)	$13,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(3,852)	$(1,598)
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	23	23
Stock-based compensation	584	592
Gain on disposal of mineral property interests, net	(2,100)	(2,568)
(Gain)/Loss on other investments	(47)	30
Change in working capital account items:
Other current assets	220	167
Accounts payable, accrued liabilities and other	384	88
Net cash used in operating activities	(4,788)	(3,266)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	954
Disposition of short-term investments, net	400	(34)
Additions to plant and equipment	(58)	—
Proceeds from option/sale agreements, net	2,280	2,400
Net cash provided by investing activities	2,622	3,320
Cash flows from financing activities:
Proceeds from equity financing, net	1,062	807
Payment of taxes from withheld shares	(396)	(97)
Proceeds from exercise of stock options	—	37
Net cash provided by financing activities	666	747

Net increase/(decrease) in cash and cash equivalents	(1,500)	801
Cash and cash equivalents, beginning of period	7,762	1,408
Cash and cash equivalents, end of period	$6,262	$2,209

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Vista held other non-core assets at June 30, 2021, including royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and third-party equity securities.

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

3. Short-term and Other Investments

Short-term investments

As of June 30, 2021 and December 31, 2020, the amortized cost basis of our short-term investments was $nil and $400, respectively, which approximated fair value. Short-term investments at December 31, 2020 were comprised of U.S. government treasury securities and certificates of deposit, which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

Other investments

The Company’s investment in 1,333,334 common shares of Nusantara Resources Limited shares (“Nusantara Shares”) was recorded at fair value in the Unaudited Condensed Consolidated Balance Sheet at June 30, 2021 and December 31, 2020. Vista also held common shares of Midas Gold Corp. (“Midas Gold Shares”) during a portion of 2020; all Midas Gold Shares were sold prior to 2021. The fair value of other investments was $340 and $293 at June 30, 2021 and December 31, 2020, respectively.

Changes in fair value of the Nusantara Shares and Midas Gold Shares, representing unrealized gains (losses), were recorded in the Unaudited Condensed Consolidated Statements of Income/(Loss) in the period in which the changes occurred. No other investments were sold during the three and six months ended June 30, 2021. Realized gains were recorded upon sale of other investments. During the three months ended June 30, 2020, the Company sold 1,572,500 Midas Gold Shares for net proceeds of $654, at a gain of $135 based on the most recent measurement period of March 31, 2020. During the six months ended June 30, 2020, the Company sold 2,214,500 Midas Gold Shares for net proceeds of $954, at a gain of $120 based on the most recent measurement periods of March 31, 2020 and December 31, 2019.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2021	At December 31, 2020
Mt Todd, Australia	$2,146	$2,146

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

Guadalupe de Los Reyes, Sinaloa, Mexico

In July 2020, the Company completed the sale of the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”) to Prime Mining Corporation (“Prime Mining”). Under the terms of sale, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 in June 2021. Having received these payments as scheduled, Vista has no remaining right to be granted the royalties and back-in right, and Vista recognized a gain on disposal of mineral property interests of $2,100 during the three and six months ended June 30, 2021.

Awak Mas, Sulawesi, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. Thereafter, the holder of Awak Mas or a nominated party had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the holder of Awak Mas agreed in April 2021 to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees by the holder or a nominated party. Vista received $180 during the three months ended June 30, 2021 for extension fees. The gain associated with these fees is deferred until the final royalty payment is received or the extension expires and will be recognized as income at that time. If the holder does not make the extension payments when due or the final $2,500 payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

5. Plant and Equipment

	June 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,186	$178	$5,306	$5,163	$143
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,197	$5,519	$5,678	$11,139	$5,496	$5,643

The used mill equipment is not in use and is listed for sale through a third-party mining equipment dealer. This equipment is not classified as held for sale due to uncertainty as to whether a sale can be completed within one year.

6. Common Shares

Equity Financing

Vista is a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell common shares in the capital of the Company (each a “Common Share”) through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three and six months ended June 30, 2021 the Company sold 392,470 and 798,270 Common Shares, respectively, under the ATM Program for net proceeds of $437 and $871, respectively. During the three and six months ended June 30, 2020 the Company sold 1,031,819 Common Shares under the ATM Program for net proceeds of $807. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended. In July 2021, the ATM Program was suspended. Vista has the right to use the ATM Program in the future following filing and effectiveness of a new shelf registration statement with the Securities and Exchange Commission.

See also Note 11 for a subsequent event related to equity financing.

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

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSUs	$163	$180	$369	$331
DSUs	—	—	212	209
Stock Options	—	22	3	52
	$163	$202	$584	$592

Phantom units	$32	$35	$50	$34

As of June 30, 2021, unrecognized compensation expense for RSUs was $616 which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(389,333)	0.48
Vested, net of shares withheld	(939,663)	0.46
Unvested - June 30, 2021	2,029,006	$0.54

During the six months ended June 30, 2021 and 2020, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $396 and $97, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Unvested - December 31, 2019	366,000	$0.57
Granted	360,000	0.58
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - June 30, 2021	930,000	$0.68

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - June 30, 2021	1,367,000	$0.71	2.14	$712

Exercisable - June 30, 2021	1,367,000	$0.71	2.14	$712

The following table summarizes unvested option activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - December 31, 2020	33,333	$0.31	0.25
Vested	(33,333)	0.31
Unvested - June 30, 2021	—	$—	—

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2019	144,000	1.0
Vested	(72,000)
Unvested - December 31, 2020	72,000	0.5
Unvested - June 30, 2021	72,000	0.1

7. Provision for Environmental Liability

Vista maintains a $240 provision for reclamation costs attributable to certain mining claims previously held by the Company, should no other potentially responsible parties be identified.

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

9. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at June 30, 2021
	Total	Level 1	Level 3
Other investments	$340	$340	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At June 30, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

10. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2021 and 2020. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

11. Subsequent Event

On July 12, 2021, Vista closed a public offering of 12,272,730 units of the Company (the “Units), at a price of $1.10 per Unit, for aggregate gross proceeds of approximately $13,500, prior to deductions for underwriting discounts, commissions and other costs. Each Unit consisted of one Common Share and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable from the date of issuance for thirty-six months and entitles the holder thereof to purchase one Common Share upon exercise at an exercise price of $1.25 per Common Share. In addition, the underwriter partially exercised its option to purchase an additional 920,454 Warrants. We also issued 351,282 underwriter warrants to the underwriters in the offering, with terms identical to the Warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contain forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. With the recent approval of the Mining Management Plan (“MMP”), all major operating and environmental permits for Mt Todd have been received. For additional information on Mt Todd, see the Company’s December 31, 2020 Form 10-K, which is available on EDGAR at www.sec.gov, SEDAR at www.sedar.com, or Vista's website at www.vistagold.com. Our website is referenced for informational purposes only and none of its contents are incorporated herein by reference.

We have invested over $100 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. We believe this work has added substantial value to the Project and positions the Project for near-term development. The technical work to date and approval of all major permits provide a solid basis to engage with prospective development partners. As we pursue a strategic development transaction, we continue to focus on our strategy to further improve the economic potential of the Project and increase shareholder value in a cost-effective manner.

We believe that the involvement of a strategic development partner would offer advantages for development and operation of the Project, while allowing the Company and its shareholders to retain the benefits of financial participation in the Project going forward. We believe that Mt Todd would be a capital-efficient project on a per ounce basis; however, the size of the Project is such that Vista believes it is desirable to avoid the significant equity dilution, higher level of debt exposure, and development risks required to build Mt Todd on a standalone basis.

We expect that a partnering arrangement for Mt Todd would likely result in Vista being the junior partner to a large mid-tier or major mining company. Our financial objective is to receive a purchase price sufficient to fund most or all of the equity portion of our retained capital requirement and reduce any debt financing requirement. We may require additional external funding to support working capital and other corporate expenditures during construction, but believe this would result in significantly less dilution than would be incurred on a standalone basis. We also expect that a partnering arrangement would reduce development-stage risk to both Vista and the Project as well as provide greater technical and operating expertise and experience. There can be no assurance that we will be successful in securing a development partner on acceptable terms, or at all.

We plan to use proceeds of our recently completed equity financing to advance several near-term programs to add value to Mt Todd and support our partnering goal. These include completing a feasibility study to establish gold reserves under SEC Regulation S-K 1300 (“S-K 1300”) and update our 2019 preliminary feasibility study that was completed under

Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”), and additional exploration focused on demonstrating the potential to add resources in close proximity to the Batman deposit.

Management recently commenced a definitive feasibility study for Mt Todd and expects to complete the report during Q1 2022. The feasibility study is anticipated to include reserve estimates under S-K 1300 based on mine plans developed using a gold price in line with current market conditions. The feasibility study will also include engineering and detailed costing in the few areas that were based on factored estimates in our 2019 preliminary feasibility study. We are exploring several trade-off opportunities (e.g., contract power generation, contract mining and autonomous truck haulage), and we expect to incorporate recommendations from the pre-feasibility study and update minor parts of the Mt Todd mine design to be consistent with the MMP.

To demonstrate the resource growth potential at Mt Todd, we are drilling exploration targets adjacent to the Batman deposit and extending northeast to the Quigleys deposit. Once thought to be distinct targets, we believe that our ongoing drilling program has confirmed a series of parallel structures that may form part of the feeder system that helped create the Batman deposit. Recent results demonstrate vertical and horizontal continuity of mineralization similar to our findings at the Batman deposit and, importantly, show that Vista’s model of the controlling structures is reliable in predicting where mineralization is most likely to be encountered. We plan to continue drilling for much of the balance of 2021. Our goal is to demonstrate the regional potential along this portion of the Batman-Driffield Trend and outline areas where future drilling can be undertaken to define additional gold resources.

In addition to the technical advancements of the Project, with the recent approval of the MMP, Vista now has all major operating and environmental permits approved. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional aboriginal landowners, local communities, and Northern Territory Government, creating a strong social license.

Vista holds several non-core assets, some of which have been monetized to generate working capital to support ongoing operations in a non-dilutive manner. Vista received $2,100 during the six months ended June 30, 2021 for cancellation of its royalty interests and back-in right in the Guadalupe de los Reyes gold and silver project in Mexico (“Los Reyes”) , and no longer holds any interest in this project. In addition, a third party holds an option to pay Vista $2,500 by not later than January 31, 2022 to cancel the Company’s remaining royalty interest in the Awak Mas gold project in Indonesia (“Awak Mas”). Management continues to seek opportunities to monetize other non-core assets, which include mill equipment not in use and listed for sale, a royalty interest on a property located in the United States, and holdings of listed equity securities. Management plans to continue monetizing its remaining non-core assets.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown.

Many countries have recently reduced restrictions; however, other countries, including Australia, are experiencing a resurgence of infections. Australia has responded by implementing broader lockdowns in certain areas and extending domestic and international travel restrictions. The duration of Australia’s restrictions is unknown, but it is generally accepted that the percentage of fully vaccinated residents will need to increase substantially above the current level of approximately 10% before restrictions may ease.

Vista has been able to continue site-based Mt Todd programs generally uninterrupted throughout the pandemic. This has included Batman pit de-watering, drilling, permitting, community and government affairs, and recurring site maintenance activities. However, Australia’s travel restrictions have delayed the Company’s process to establish a joint venture arrangement. In particular, mining companies outside Australia have been hindered in their ability to complete site visits and perform other in-country due diligence activities. To a lesser extent, similar issues have existed for Australian-based mining companies at certain times during the pandemic. Also, Australia’s Foreign Investment Review Board modified its approval standards during the pandemic such that mining companies domiciled in certain Asian jurisdictions have not been eligible and are not likely to be eligible to invest in Australian projects for the foreseeable future.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. This has included personnel working remotely and operating at Mt Todd under a COVID-19 Management and Mitigation Plan. Direct costs to implement and maintain health and safety standards have been minimal. However, management expects these direct costs and other ongoing corporate and Mt Todd costs to continue while certain corporate objectives, including efforts to secure a strategic development partner, are delayed. These conditions and the impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and capital resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net income (loss) for the three months ended June 30, 2021 and 2020 was $(753) and $1,902 or $(0.01) and $0.01 per basic share, respectively. Consolidated net loss for the six months ended June 30, 2021 and 2020 was $3,852 and $1,598 or $0.04 and $0.02 per basic share, respectively. Net loss for the three and six months ended June 30, 2021 included a gain of $2,100 for payments to the Company in lieu of royalty and back-in rights on Los Reyes. The same periods in 2020 included a gain of $2,568 associated with partial cancellation of the Company’s royalties on Awak Mas. Other principal components of the period-over-period changes are discussed below.

Cash and short-term investments totaled $6,262 and working capital was $5,471 at June 30, 2021. Working capital was reduced by deferred option gains of $248, which will not require future uses of working capital. See Liquidity and Capital Resources. The Company had no debt as of June 30, 2021.

Operating income and expenses

Gain on disposition of mineral property interests, net

In January and June 2021, the Company received a total of $2,100 for cancellation of its royalty interests and back-in right in Los Reyes. The January 2021 payment was initially recorded as deferred option gain, with the full $2,100 being recognized as a gain upon receipt of the second payment in June 2021.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,986 and $960 for the three months ended June 30, 2021 and 2020, respectively; and $3,737 and $1,908 for the six months ended June 30, 2021 and 2020, respectively. The increase in 2021 for the comparative three-month periods was primarily attributable to $730 for Mt Todd exploration drilling, plus additional staffing expenses to support drilling and other activities. The increase during the first six months of 2021 resulted primarily from $1,127 for drilling programs and support, increased power costs to pump approximately 1.7 gigalitres of water from the Batman pit and a stronger Australian dollar versus the U.S. dollar.

Corporate administration

Corporate administration costs were $931 and $877 during the three months ended June 30, 2021 and 2020, respectively; and $2,246 and $2,253 during the six months ended June 30, 2021 and 2020, respectively. Administrative expenses continue to be relatively consistent from period to period. Insurance costs were higher due to premium increases; this amount was largely offset by other reductions.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $77 and $1,099 for the three months ended June 30, 2021 and 2020, respectively; and $47 and $(30) for the six months ended June 30, 2021 and 2020, respectively. These amounts reflect unrealized gains (losses) from changes in fair value of our Midas Gold shares (“Midas Gold Shares”) held during a portion of 2020 and Nusantara Resources Limited shares (“Nusantara Shares”), and realized gains on sales of the Midas Gold Shares. The unrealized gain/(loss) on Midas Gold Shares was $840 and $(158) for the three and six months ended June 30, 2020, respectively. The unrealized gain on Nusantara Shares was $77 and $47 for the three and six months ended June 30, 2021, respectively. The unrealized gain on Nusantara Shares was $124 and $8 for the three and six months ended June 30, 2020, respectively. During the three months ended June 30, 2020, the Company sold 1,572,500 Midas Gold Shares for net proceeds of $654, at a gain of $135 based on the most recent measurement period of March 31, 2020. During the six months ended June 30, 2020, the Company sold 2,214,500 Midas Gold Shares for net proceeds of $954, at a gain of $120 based on the most recent measurement periods of March 31, 2020 and December 31, 2019.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,788 and $3,266 for the six months ended June 30, 2021 and 2020, respectively. The increase in operating cash outflows generally reflects increased expenditures for exploration, property evaluation and holding costs discussed above, partially offset by net changes in working capital items totaling $349.

Investing activities

Net cash provided by investing activities was $2,622 and $3,320 for the six months ended June 30, 2021 and 2020, respectively. Sources of cash from investing activities during the six months ended June 30, 2021 were $2,100 for payments related to Los Reyes, $180 for payments related to Awak Mas and $400 upon net dispositions of short-term investments. These sources of cash were offset by $58 for equipment purchases. Sources of cash from investing activities during the six months ended June 30, 2020 were $2,400 for a payment related to Los Reyes and $954 for sales of Midas Gold Shares, partially offset by $34 for net acquisitions of short-term investments.

Financing activities

During the six months ended June 30, 2021 and 2020, net cash of $666 and $747, respectively, was provided by financing activities. Cash from financing activities during the six months ended June 30, 2021 and 2020 included net proceeds of $1,062 and $807, respectively, under the ATM Program (defined below), partially offset by payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”).

Subsequently, on July 12, 2021, Vista closed a public offering of 12,272,730 units of the Company (“Units”), at a price of $1.10 per Unit, for aggregate gross proceeds of approximately $13,500, prior to deductions for underwriting discounts, commissions and other costs. Each Unit consisted of one Common Share and one-half of one Common Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant is exercisable from the date of for thirty-six months and entitles the holder thereof to purchase one Common Share upon exercise at an exercise price of $1.25 per Common Share. In addition, the underwriter partially exercised its option to purchase an additional 920,454 Warrants. We also issued 351,282 underwriter warrants to the underwriters in the offering, with terms identical to the Warrants.

Liquidity and capital resources

Cash and cash equivalents totaled $6,262 at June 30, 2021 compared to $7,762 at December 31, 2020. The net decline of $1,500 for the six months ended June 30, 2021 reflects expenditures of $5,242 offset by cash inflows of $3,742.

In addition to cash and cash equivalents at June 30, 2021, the Company received aggregate gross proceeds of approximately $13,500, prior to deductions for underwriting discounts, commissions and other costs from its recent public offering. The Company intends to allocate the proceeds to advance programs at Mt Todd by further refining technical aspects of the project, enhancing economic returns, and supporting the Company’s objective of securing a development partner. We expect these programs to include additional drilling, work necessary to complete a feasibility study for Mt Todd, related engineering/design work and other technical studies. See Projects Update, below, for additional details. Remaining proceeds will be used for working capital requirements and/or for other general corporate purposes, which include ongoing regulatory, legal and accounting expenses, management and administrative expenses, and other corporate initiatives.

As a secondary measure of liquidity, the Company had working capital of $5,471 and $8,281 at June 30, 2021 and December 31, 2020, respectively. These amounts were net of deferred option gains of $248 and $68, respectively, related to the Los Reyes and Awak Mas transactions. The deferred option gains will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At June 30, 2021	At December 31, 2020
Current Assets	$7,143	$9,407
Offset by accounts payable and accrued liabilities	$(1,424)	$(1,058)

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Direct costs to implement and maintain health and safety standards have been minimal. However, management expects these direct costs and other ongoing corporate and Mt Todd costs to continue while certain corporate objectives, including efforts to secure a strategic development partner, are delayed. To date, Vista has been able to sustain sufficient working capital by monetizing non-core assets, limited use of the ATM Program (discussed below), and the July 2021 public offering. However, the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all. These conditions and the impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

The most significant discretionary programs in process and being planned for the balance of 2021 include additional exploration drilling and work to complete a Mt Todd feasibility study. The Company estimates additional drilling and feasibility study costs will be approximately $1,500 and $3,500, respectively, with both programs planned for completion during Q1 2022.

Giving consideration to conditions associated with the pandemic and the Company’s ongoing initiatives, we believe our existing working capital at June 30, 2021, together with the net proceeds of the July 2021 public offering and other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2020 to date, for at least 12 months.

Our financial objective for a joint venture is to receive a purchase price sufficient to fund most or all of the equity portion of our retained capital requirement and allow us to moderate the debt financing requirement. We may require additional external funding to support working capital and other corporate expenditures during construction, but believe this would result in significantly less dilution than would be incurred on a standalone basis. We also expect that a partnering arrangement would reduce development-stage risk to both Vista and the Project as well as provide greater technical and operating expertise and experience. There can be no assurance that we will be successful in securing a development partner on acceptable terms, or at all.

For ongoing working capital requirements, the Company continues to focus on monetizing non-dilutive sources of funding. Vista may realize up to $2,500 if a third party elects to cancel Vista’s royalty interests in Awak Mas by the end of January 2022. The Company also owns another royalty interest in the U.S., various publicly-listed equity securities, and used mill equipment that is being marketed by a third-party mining equipment dealer.

During 2020 and the six months ended June 30, 2021, the Company used an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company has had the right, but was not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party.

During the six months ended June 30, 2021 the Company sold 798,270 Common Shares under the ATM Program for net proceeds of $871. Through June 30, 2021, aggregate net proceeds totaled $2,830. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale. In July 2021, the ATM Program was suspended but can still be utilized by Vista following filing and effectiveness of a new registration statement with the Securities and Exchange Commission, which management expects to do in due course. However, in view of the recently completed public offering, the Company has no immediate plans to use the ATM Program.

Vista’s long-term viability depends upon our ability to maintain a low expenditure profile, realize value from non-dilutive assets, and, when necessary, issue additional equity or find other means of financing to secure sufficient funding. Our objective is to maintain adequate liquidity and seek to preserve and enhance the value of our core assets in order to assure positive equity returns to our shareholders. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at June 30, 2021
	Total	Level 1	Level 3
Other investments	$340	$340	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At June 30, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2021.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $100 million to systematically explore, evaluate, engineer, permit and de-risk the Project. To date, technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under NI 43-101. As discussed below under “Property Disclosure Standards”, we are working on a feasibility study to establish mineral resources and reserves estimates under S-K 1300 standards for reporting purposes in the United States and to meet the standards of a feasibility study under NI 43-101 for Canadian purposes.

During the most recent quarter ended June 30, 2021, we continued to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes provide a solid basis to engage with prospective development partners. Key considerations in any potential partnership transaction include value creation by recognizing the intrinsic value of Mt Todd and minimizing future dilution. While the pandemic and associated travel restrictions have prevented entry into Australia and slowed our partnering process, we continue to work toward this objective and concurrently advance programs that we believe add to our prospects for success.

The MMP for Mt Todd was approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. The MMP (similar to a mine operating permit in North America) was the final major authorization required for the development of the Mt Todd mine. Receipt of this approval marked the achievement of a significant de-risking milestone that was the focus of the Company for three years. This approval, combined with the previously-approved major environmental permits, recognizes the quality and advanced stage of engineering and project planning.

Shortly after the approval of the MMP, Vista also received approvals of the Aboriginal Areas Protection Authority (“AAPA”) Certificate and a Surface Water Extraction License. An AAPA Certificate is required as a legal means to identify and protect sacred sites. The water extraction license provides Vista with the right to harvest 3.4 gigalitres of surface run-off each year to facilitate processing and mining activities associated with Mt Todd and is expected to adequately supply all of the Project’s water requirements as presently designed.

Vista continued its exploration drilling at Mt Todd during the quarter ended June 30, 2021. The drilling program has focused on the potential for resource growth with future drilling through moderate to deep drilling along strike from the Batman deposit approximately 1.9 Km north to the Golf-Tollis/Penguin targets. To date, Vista has completed 16 of 18 planned holes (5,466 of the planned 6,000 meters). Each of the holes completed has intersected mineralization consistent with our geologic model. The most recent drill hole (VB21-011) intersected mineralization that is both thicker and of higher grade than observed in previous drill holes in the current program. VB21-011 was drilled under VB21-007 and along strike north of VB21-002 and VB21-005. The results of these holes demonstrate both horizontal and vertical continuity of the targeted structure.

Figure 1 provides an aerial view of the drill locations for the 16 holes completed to date and the two remaining holes in the current program. The image is looking south, with the Batman pit located in the upper-right corner of the image. VB21-12 is in-progress and is being co-funded by the Northern Territory’s Geophysics and Drilling Collaborations (“GDC”) program. The GDC program is funded by the Resourcing the Territory initiative and aims to increase the intensity of exploration drilling and geophysics in under-explored areas of the Northern Territory. Vista was one of 15 companies receiving an award under the current round of GDC funding.

Figure 1 – 2021 Drill Hole Locations

Looking SSW
North
Batman Pit
VB20-001
VB21-003
VB20-002
VB20-003
VB20-004
VB21-006
VB21-001
VB20-005
VB21-012
VB21-010
VB21-004
VB21-008
VB21-002
VB21-005
VB21-013
VB21-011
VB21-007
Golf-Tollis Pit
VB21-009

Looking south over the area drilled to date,

with the Batman pit in the upper-right corner.

Given the success of the current drill program, Vista is planning additional holes for a third phase of drilling. Among the preliminary objectives of the next phase will be to test the lateral connectivity of the parallel north-south and cross cutting structures.

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

Property disclosures of the Company must comply with S-K 1300 for fiscal years beginning on or after January 1, 2021. A technical report for Mt Todd, referred to as a Technical Report Summary (“TRS”), must comply with S-K 1300 and be filed with the SEC not later than the date the Company files its Form 10-K for the year ending December 31, 2021, which will contain mining property disclosure for Mt Todd in accordance with S-K 1300. While similar to a technical report prepared under NI 43-101, the TRS may not meet NI 43-101 requirements and may require us to file a separate NI 43-101 report for Canadian purposes. There can be no assurances that the findings and conclusions of such reports will be the same due to differences in the reporting requirements; however, we do expect that the reports will be materially similar.

The proceeds from the Company’s July 2021 equity offering will be used, in part, to complete a feasibility study for Mt Todd that is intended to comply with the respective disclosure requirements of S-K 1300 and NI 43-101. Until such time as a TRS is completed, Mt Todd is without known mineral resources or mineral reserves under SEC Regulation S-K 1300 and the property is deemed to be in the exploration stage.

Los Reyes, Sinaloa

In July 2020, the Company sold Los Reyes to Prime Mining. In addition to consideration received by Vista for the sale of Los Reyes, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 in June 2021, fulfilling its obligations under the agreement. Vista has no remaining right to be granted the royalties and back-in rights and no remaining interest in the project.

Awak Mas, Indonesia

Vista holds an NSR on Awak Mas. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. Thereafter, the holder of Awak Mas or a nominated party had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the holder of Awak Mas subsequently agreed to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees by the holder or a nominated party. If the holder or a nominated party does not make this final payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that our efforts in water treatment and management, environmental and social programs have created a strong social license with the traditional aboriginal landowners, local communities, and Northern Territory Government with respect to the Project;
●	our work has added substantial value to the Project and positions the Project for near-term development;

●	estimates of future operating and financial performance;
●	our belief that recent drilling demonstrates vertical and horizontal continuity of mineralization;
●	our expectation that programs to advance Mt Todd include additional drilling, work necessary to complete a feasibility study for Mt Todd and related technical engineering/design work, and other technical studies
●	our belief that our existing working capital at June 30, 2021, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs for at least 12 months;
●	our belief that Vista’s long-term viability depends upon our ability to maintain a low expenditure profile, realize value from non-dilutive assets, and, when necessary, issue additional equity or find other means of financing to secure sufficient funding;
●	our belief that the involvement of a strategic development partner for Mt Todd would offer advantages for development and operation of the Project, while allowing the Company and its shareholders to retain the benefits of financial participation in the Project going forward;
●	our belief that Mt Todd would be a capital-efficient project on a per ounce basis;
●	our belief that it is desirable to avoid the significant equity dilution, higher level of debt exposure, and development risks required to build Mt Todd on a standalone basis;
●	our expectation that a partnering arrangement for Mt Todd will likely result in Vista being the junior partner to a large mid-tier or major mining company and would reduce development-stage risk to both Vista and the Project as well as provide greater technical and operating expertise and experience;
●	our objective to receive a purchase price for Mt Todd sufficient to fund most or all of the equity portion of our retained capital requirement and allow us to moderate the debt financing requirement;
●	our expectation that securing a development partner is expected to result in significantly less dilution to shareholders than would be incurred on a standalone basis;
●	our expectation that a feasibility study for Mt Todd will be completed during Q1 2022 and that the study will include reserve estimates under S-K 1300 based on mine plans developed using a gold price in line with current market conditions;
●	our intentions to include engineering and detailed costing in the few areas that were based on factored estimates in our 2019 preliminary feasibility study in the feasibility study, as well as incorporating recommendations from the pre-feasibility study and update minor parts of the Mt Todd mine design to be consistent with the MMP;
●	our belief that the Company has identified structures that form part of the feeder system that helped create the Batman deposit and our belief that the Company’s model of the controlling structures is reliable in predicting where mineralization is most likely to be encountered;
●	our plan to continue drilling for much of the balance of 2021, including to demonstrate the regional potential along the Batman-Driffield Trend and outline areas where future drilling can be undertaken to define additional gold resources;
●	our intention to allocate the net proceeds from the July 2021 public offering to further refining technical aspects of the Project, enhancing economic returns, and supporting the Company’s objective of securing a development partner;

Business and Industry

●	our belief that our existing working capital, together with potential future sources of non-dilutive financing will be sufficient to fully fund our currently planned corporate expenses and project holding costs, which we expect to be generally consistent with 2020, and discretionary programs for more than 12 months;

●	our belief that the ATM Program will provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances;
●	our plan to file and seek effectiveness of a new registration statement with the Securities and Exchange Commission in due course;
●	our belief that the Company has no immediate plans to use the ATM Program;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale, certain royalty interests, and holdings of listed equity securities;
●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	our expectation that we will receive any future payments for cancellation of the remaining net smelter return royalties on the Awak Mas project in Indonesia;
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment;
●	our expectation that due to COVID-19 we may incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended, which may ultimately have a material adverse impact on the Company’s financial condition and results of operations;
●	our belief that the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives;
●	our belief that extended delays related to COVID-19 will affect Vista’s liquidity and capital resources and may ultimately have a material adverse effect on Vista’s short-term and long-term financial position and results of operations; and
●	our belief that the percentage of fully COVID -19 vaccinated residents will need to increase substantially above the current level of approximately 10% before restrictions may ease.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020, under “Part I-Item 1A. Risk Factors” and in this report under “Part II-Item 1A. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Discretion to use capital resources other than as specified.

We currently intend to use the net proceeds of our unit offering and our working capital, together with future cash flows from operations and borrowings, if required, to accomplish the business objectives set out above under the heading “Liquidity and Capital Resources”. However, our board of directors and/or management will have discretion in the actual application of our capital resources and may elect to allocate proceeds differently from that described above if they believe it would be in our best interests to do so. Shareholders may not agree with the manner in which our board of directors and/or management choose to allocate and spend our capital resources. The failure by our board of directors and/or management to apply our capital resources effectively could have a material adverse effect on the development of our projects and our business, financial condition, results of operations or cash flows.

There may be limited liquidity for our Warrants.

There is no market through which the Warrants may be sold, and we do not intend to apply to list the Warrants on the TSX or NYSE American. It is not possible to predict the price at which the Warrants will trade in the secondary market or whether such market will be liquid or illiquid. To the extent Warrants are exercised, the number of Warrants outstanding will decrease, resulting in diminished liquidity for such remaining outstanding Warrants. A decrease in the liquidity of the Warrants may cause, in turn, an increase in the volatility associated with the price of the Warrants. To the extent that the Warrants become illiquid, a holder of the Warrants may have to exercise such Warrants to realize value.

Warrant holders will have no rights as a shareholder with respect to their Warrants until they exercise their Warrants and acquire our Common Shares, except as set forth in the Warrants.

Until a holder of Warrants acquires Common Shares upon exercise of such Warrants, such holder will have no rights with respect to the Common Shares underlying such Warrants, except as set forth in the Warrants. Upon exercise of Warrants, a holder will be entitled to exercise the rights of a shareholder only as to matters for which the record date occurs after the exercise date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and six months ended June 30, 2021, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and six months ended June 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 28, 2021	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 28, 2021	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer