Form 10-Q
period 2021-09-30
VISTA GOLD CORP
filed 2021-10-27
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 117,189,232 common shares, without par value, outstanding as of October 20, 2021.

VISTA GOLD CORP.

(An Exploration Stage Enterprise)

FORM 10-Q

For the Quarter Ended September 30, 2021

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$16,018	$7,762
Short-term investments (Note 3)	—	400
Other investments, at fair value (Note 3)	334	293
Other current assets	461	952
Total current assets	16,813	9,407

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	5,712	5,643
Right-of-use assets	19	34
Total non-current assets	7,877	7,823
Total assets	$24,690	$17,230

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$555	$356
Accrued liabilities and other	1,035	702
Deferred option gain (Note 4)	383	68
Total current liabilities	1,973	1,126
Non-current liabilities:
Provision for environmental liability (Note 7)	240	240
Other liabilities	27	13
Total non-current liabilities	267	253
Total liabilities	2,240	1,379

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2021 - 117,189,232 and 2020 - 103,171,904 (Note 6)	474,021	460,501
Accumulated deficit	(451,571)	(444,650)
Total shareholders’ equity	22,450	15,851
Total liabilities and shareholders’ equity	$24,690	$17,230

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$—	$3,540	$2,100	$6,108
Exploration, property evaluation and holding costs	(2,269)	(1,034)	(6,006)	(2,942)
Corporate administration	(818)	(891)	(3,064)	(3,144)
Depreciation and amortization	(13)	(11)	(36)	(34)
Total operating income/(expense)	(3,100)	1,604	(7,006)	(12)

Non-operating income:
Gain/(loss) on other investments (Note 3)	(6)	2,437	41	2,407
Interest income	1	1	2	15
Other income	36	178	42	212
Total non-operating income	31	2,616	85	2,634

Income/(loss) before income taxes	(3,069)	4,220	(6,921)	2,622
Net income/(loss)	$(3,069)	$4,220	$(6,921)	$2,622

Basic:
Weighted average number of shares outstanding	115,586,268	102,368,232	107,929,202	101,482,849
Net income/(loss) per share	$(0.02)	$0.05	$(0.06)	$0.03

Diluted:
Weighted average number of shares outstanding	115,586,268	105,504,340	107,929,202	103,992,868
Net income/(loss) per share	$(0.02)	$0.05	$(0.06)	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2020	102,096,256	$459,055	$(446,668)	$12,387
Shares issued, net of offering costs (Note 6)	509,315	629	—	629
Shares issued (RSUs vested, net of shares withheld) (Note 6)	79,133	(27)	—	(27)
Stock-based compensation (Note 6)	—	165	—	165
Net income	—	—	4,220	4,220
Balances at September 30, 2020	102,684,704	$459,822	$(442,448)	$17,374

Balances at July 1, 2021	104,909,837	$461,560	$(448,502)	$13,058
Shares issued, net of offering costs (Note 6)	12,272,730	12,323		12,323
Shares issued (RSUs vested, net of shares withheld) (Note 6)	6,665	(5)	—	(5)
Stock-based compensation (Note 6)	—	143	—	143
Net loss	—	—	(3,069)	(3,069)
Balances at September 30, 2021	117,189,232	$474,021	$(451,571)	$22,450

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	1,541,134	1,436	—	1,436
Shares issued (RSUs vested, net of shares withheld) (Note 6)	395,446	(124)	—	(124)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	757	—	757
Net income	—	—	2,622	2,622
Balances at September 30, 2020	102,684,704	$459,822	$(442,448)	$17,374

Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	13,071,000	13,194	—	13,194
Shares issued (RSUs vested, net of shares withheld) (Note 6)	946,328	(401)	—	(401)
Stock-based compensation (Note 6)	—	727	—	727
Net loss	—	—	(6,921)	(6,921)
Balances at September 30, 2021	117,189,232	$474,021	$(451,571)	$22,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$(6,921)	$2,622
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	36	34
Stock-based compensation	727	757
Gain on disposal of mineral property interests, net	(2,100)	(6,108)
Gain on other investments	(41)	(2,407)
Change in working capital account items:
Other current assets	300	292
Accounts payable, accrued liabilities and other	561	112
Net cash used in operating activities	(7,438)	(4,698)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	5,788
Disposition/(acquisitions) of short-term investments, net	400	(789)
Additions to plant and equipment	(105)	—
Proceeds from option/sale agreements, net	2,415	3,048
Net cash provided by investing activities	2,710	8,047
Cash flows from financing activities:
Proceeds from equity financing, net	13,385	1,436
Payment of taxes from withheld shares	(401)	(124)
Proceeds from exercise of stock options	—	37
Net cash provided by financing activities	12,984	1,349

Net increase in cash and cash equivalents	8,256	4,698
Cash and cash equivalents, beginning of period	7,762	1,408
Cash and cash equivalents, end of period	$16,018	$6,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Nature of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on demonstrating the economic and technical feasibility of our projects. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Vista held other non-core assets at September 30, 2021, including royalty interests in the United States and Indonesia, mill equipment not in use and listed for sale, and listed equity securities.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2020 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2020 Financial Statements”). The year-end balance sheet data was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2020 Financial Statements.

3. Short-term and Other Investments

Short-term investments

As of September 30, 2021 and December 31, 2020, the amortized cost basis of our short-term investments was $nil and $400, respectively, which approximated fair value. Short-term investments at December 31, 2020 were comprised of U.S. government treasury securities, which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

Other investments

The Company’s investment in 1,333,334 common shares of Nusantara Resources Limited (“Nusantara” and “Nusantara Shares”) was recorded at fair value in the Unaudited Condensed Consolidated Balance Sheet at September 30, 2021 and December 31, 2020. Vista also held common shares of Midas Gold Corp. (“Midas Gold Shares”) during a portion of 2020; all Midas Gold Shares were sold prior to 2021. The fair value of other investments was $334 and $293 at September 30, 2021 and December 31, 2020, respectively.

Changes in fair value of the Nusantara Shares and Midas Gold Shares, representing unrealized gains (losses), were recorded in the Unaudited Condensed Consolidated Statements of Income/(Loss) in the period in which the changes occurred. No listed securities in other investments were sold during the three and nine months ended September 30, 2021. During the three months ended September 30, 2020, the Company sold its remaining 4,667,615 Midas Gold Shares for net proceeds of $4,835, at a gain of $2,454 based on the most recent measurement period of June 30, 2020. During the nine months ended September 30, 2020, the Company sold 6,882,115 Midas Gold Shares for net proceeds of $5,788, at a gain of $2,574 based on the most recent measurement periods of June 30, 2020, March 31, 2020 and December 31, 2019.

On September 22, 2021, the shareholders of Nusantara approved a scheme of arrangement whereby PT Indika Mineral Investindo offered to acquire all issued shares of Nusantara for A$0.35 per share. The transaction closed on October 6, 2021, resulting in Vista receiving $339 upon tendering its Nusantara Shares.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2021	At December 31, 2020
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. Transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price and related transaction costs. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, and environmental/operational permitting activities conducted in addition to ongoing site management activities. Costs associated with these activities were charged to expense as incurred. See Note 8 for commitments to the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”).

Guadalupe de Los Reyes, Sinaloa, Mexico

In July 2020, the Company completed the sale of the Guadalupe de los Reyes gold and silver project (“Los Reyes”) to Prime Mining Corporation (“Prime Mining”). Under the terms of sale, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 in June 2021. Having received these payments as scheduled, Vista has no remaining right to be granted the royalties and back-in right, and Vista recognized a gain on disposal of mineral property interests of $2,100 during the three months ended June 30, 2021.

Awak Mas, Sulawesi, Indonesia

Vista holds a net smelter return royalty (“NSR”) on the Awak Mas project. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. The holder of Awak Mas is a subsidiary of Nusantara. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain. The Nusantara subsidiary or a nominated party also had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the Nusantara subsidiary agreed in April 2021 to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees. Vista received $315 during the nine months ended September 30, 2021 for extension fees. The gain associated with these fees was deferred until the final royalty payment is received or the extension expires and will be recognized as income at that time. If the holder does not make the final $2,500 payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

See Note 3 regarding the Company’s tender of its Nusantara Shares in connection with the sale of Nusantara. This transaction had no effect on the terms of the agreement between Vista and the Nusantara subsidiary.

5. Plant and Equipment

	September 30, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,411	$5,199	$212	$5,306	$5,163	$143
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	5,500	—	5,500	5,500	—	5,500
	$11,244	$5,532	$5,712	$11,139	$5,496	$5,643

The used mill equipment is not in use and is listed for sale through a third-party mining equipment dealer. This equipment is not classified as held for sale due to uncertainty as to whether a sale can be completed within one year. Management estimated the value of the mill equipment by considering an appraisal as of December 31, 2020 prepared by an independent valuation specialist, recent listings and sales of similar equipment, and general industry and economic conditions.

6. Common Shares

Equity Financing

On July 12, 2021, we closed a public offering of 12,272,730 units (the “Units”) for net proceeds of $12,323 (the “2021 Offering”). Each Unit consisted of one common share in the capital of the Company (each a “Common Share’) and one-half of one Common Share purchase warrant (each full warrant, a “Warrant”). A total of 7,408,101 Warrants were issued, including 920,454 Warrants purchased by the underwriters pursuant to an overallotment option and 351,282 Warrants issued to the underwriters as compensation. Each Warrant entitles the holder thereof to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing date of the 2021 Offering. The Warrants, which are classified as equity, had an aggregate relative fair value of $2,074 upon the issuance thereof on the closing date. The relative fair value of Warrants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: 1) expected volatility of 70.6%, 2) risk-free rate of 0.43%, 3) expected life of 3 years, and 4) stock price on the closing date of $0.89 per Common Share. A relative fair value of $11,426 was allocated to the Common Shares.

Vista is a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company may, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities will be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the three and nine months ended September 30, 2021 the Company sold nil and 798,270 Common Shares, respectively, under the ATM Program for net proceeds of $nil and $871, respectively. During the three and nine months ended September 30, 2020 the Company sold 509,315 and 1,541,134 Common Shares, respectively, under the ATM Program for net proceeds of $629 and $1,436, respectively. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended. In July 2021, the ATM Program was suspended in conjunction with the public offering of shares. Vista could use the ATM Program in the future following filing and effectiveness of a new shelf registration statement with the Securities and Exchange Commission.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of September 30, 2021	7,408,101	$1.25	2.8

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan, deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan. Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSUs	$143	$158	$512	$489
DSUs	—	—	212	209
Stock Options	—	7	3	59
	$143	$165	$727	$757

Phantom units	$(24)	$45	$26	$79

As of September 30, 2021, unrecognized compensation expense for RSUs was $458 which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - September 30, 2021	1,998,339	$0.53

During the nine months ended September 30, 2021 and 2020, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $401 and $124, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Unvested - December 31, 2019	366,000	$0.57
Granted	360,000	0.58
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - September 30, 2021	930,000	$0.68

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - September 30, 2021	1,367,000	$0.71	1.89	$45

Exercisable - September 30, 2021	1,367,000	$0.71	1.89	$45

The following table summarizes unvested option activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - December 31, 2020	33,333	$0.31	0.25
Vested	(33,333)	0.31
Unvested - September 30, 2021	—	$—	—

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2019	144,000	1.0
Vested	(72,000)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - September 30, 2021	—	—

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

9. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at September 30, 2021
	Total	Level 1	Level 3
Other investments	$334	$334	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At September 30, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they were valued at quoted market prices in an active, liquid, and visible market, which included the Nusantara shareholder-approved purchase price for the acquisition of Nusantara at September 30, 2021. See Note 3 regarding the Company’s tender of its Nusantara Shares in connection with the sale of Nusantara.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

10. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2021 and 2020. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value-adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on demonstrating the economic and technical feasibility of our projects. We do not currently generate cash flows from mining operations.

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

We have invested over $100 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. We believe this work has added substantial value to the Project and positions the Project for near-term development. In recent years, we have completed a number of optimization studies and updated our prefeasibility studies. We continue to focus on improving the economic potential of the Project and increasing shareholder value in a cost-effective manner. We believe two key drivers of value will help us achieve these objectives, namely: completing a definitive feasibility study for Mt Todd and securing a partner for the development of the Project.

Management is progressing well toward completing a definitive feasibility study for Mt Todd. Engineering and design are 80% complete, and other areas are tracking on schedule and on budget. The feasibility study is anticipated to include reserve estimates under subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) based on mine plans developed using a gold price in line with current market conditions. The feasibility study will address recommendations from the 2019 pre-feasibility study and include: minor updates of the Project design to be consistent with the MMP, engineering and detailed costing in all areas of the Project. It will also evaluate several trade-off opportunities (e.g., contract power generation, contract mining and autonomous truck haulage).

We believe that the involvement of a strategic development partner would offer advantages for development and operation of the Project, while allowing the Company and its shareholders to retain the benefits of financial participation in the Project. We expect that a partnering arrangement would reduce development-stage risk as well as provide greater technical and operating expertise and experience.

We expect that a partnering arrangement for Mt Todd would likely result in Vista being the junior partner to a mid-tier or major mining company. Our financial objective is to receive a purchase price reflective of the intrinsic value of Mt Todd, which we would expect to be sufficient to provide a source of working capital to Vista, be sufficient to fund all or most of the equity portion of our retained ownership share, and reduce any debt financing requirement. We may require additional external funding to support working capital and other corporate expenditures during construction. We believe other viable options exist for developing the Project, but the joint venturing approach should result in significantly less equity dilution than may otherwise be incurred. We also expect that a partnering arrangement would reduce development-stage risk to both Vista and the Project as well as provide greater technical and operating expertise and experience. There can be no assurance that we will be successful in securing a development partner on acceptable terms, or at all.

To demonstrate the resource growth potential at Mt Todd, we are drilling exploration targets adjacent to the Batman deposit and extending northeast to the Golf-Tollis/Penguin targets, all within our Mining Licenses. Drilling to date has included 6,365 meters and successfully intersected multiple structures extending northeast from the Batman Pit to Golf Tollis. Our current phase of drilling includes additional drilling in this area and extending to Quigleys. Our ongoing drilling program has confirmed a series of parallel structures and cross trends that may form part of the feeder system that helped create the Batman deposit. Recent results demonstrate vertical and horizontal continuity of mineralization similar to the Batman deposit and, importantly, show that Vista’s model of the controlling structures is reliable in predicting where mineralization is most likely to be encountered. We plan to continue drilling for the balance of 2021 and into Q1 2022. Our goal is to demonstrate the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and to outline areas where future drilling can be undertaken to efficiently define additional gold resources.

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

Vista holds several non-core assets, some of which are being monetized to generate working capital to support ongoing operations in a non-dilutive manner. Vista received $2,100 earlier in 2021 for cancellation of its royalty interests and back-in right in the Guadalupe de los Reyes gold and silver project in Mexico (“Los Reyes”) , and no longer holds any interest in this project. A third party holds an option to pay Vista $2,500 by not later than January 31, 2022 to cancel the Company’s remaining royalty interest in the Awak Mas gold project in Indonesia (“Awak Mas”). In addition, this third party was acquired in October 2021, resulting in Vista receiving $339 upon tender of the shares held by the Company. Management continues to seek opportunities to monetize other non-core assets, which include mill equipment not in use and listed for sale, a royalty interest on a property located in the United States and holdings of listed equity securities. Management plans to continue monetizing its non-core assets.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have a significant impact on human life and health, and on the global economy, financial markets and commodities. The full extent and impact of the COVID-19 pandemic in human and financial terms remains unknown.

Many countries have eased restrictions, including Australia, which recently announced it will begin to ease international travel restrictions for its fully vaccinated citizens and permanent residents beginning in November. The Australian government has developed a plan to allow international travel by foreigners, but this is not expected occur until sometime in early 2022.

Vista has been able to continue site-based Mt Todd programs generally uninterrupted throughout the pandemic. This has included Batman pit de-watering, drilling, permitting, community and government affairs, and recurring site maintenance activities. However, Australia’s travel restrictions have delayed the Company’s process to establish a partnering arrangement. In particular, mining companies outside Australia have been hindered in their ability to complete site visits and perform other in-country due diligence activities. To a lesser extent, similar issues have existed for Australian-based mining companies at certain times during the pandemic. Also, Australia’s Foreign Investment Review Board modified its approval standards during the pandemic such that mining companies domiciled in certain Asian jurisdictions have not been eligible and are not likely to be eligible to invest in Australian projects for the foreseeable future.

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. This has included personnel working remotely and operating at Mt Todd under an approved COVID-19 Management and Mitigation Plan. Direct costs to implement and maintain health and safety standards have been minimal. However, management expects these direct costs and other ongoing corporate and Mt Todd costs to continue while certain corporate objectives, including efforts to secure a strategic development partner, are delayed. These conditions and the impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Results from Operations

Summary

Consolidated net income (loss) for the three months ended September 30, 2021 and 2020 was $(3,069) and $4,220 or $(0.02) and $0.05 per basic share, respectively. Consolidated net income (loss) for the nine months ended September 30, 2021 and 2020 was $(6,921) and $2,622 or $(0.06) and $0.03 per basic share, respectively. Net loss for the nine months ended September 30, 2021 included a gain of $2,100 for payments to the Company in lieu of royalties and a back-in right held by the Company on Los Reyes. The same nine-month period in 2020 included a gain of $2,568 associated with partial cancellation of the Company’s royalties on the Awak Mas project in Indonesia and a gain of $3,540 related to the sale of the Los Reyes project. Other principal components of the period-over-period changes are discussed below.

Cash and short-term investments totaled $16,018 and working capital was $14,840 at September 30, 2021. Working capital was reduced by deferred option gains of $383, which will not require future uses of working capital. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2021.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $2,269 and $1,034 for the three months ended September 30, 2021 and 2020, respectively; and $6,006 and $2,942 for the nine months ended September 30, 2021 and 2020, respectively. The increase in 2021 for the comparative three-month periods was primarily attributable to $1,115 for work related to preparing a definitive feasibility study for Mt Todd and $449 for Mt Todd exploration drilling, plus additional staffing expenses to support drilling and other activities. The increase during the first nine months of 2021 resulted primarily from $1,232 for feasibility study work, $1,576 for exploration drilling, increased power costs to pump approximately 1.7 gigalitres of water from the Batman pit, and a stronger Australian dollar versus the U.S. dollar.

Corporate administration

Corporate administration costs were $818 and $891 during the three months ended September 30, 2021 and 2020, respectively; and $3,064 and $3,144 during the nine months ended September 30, 2021 and 2020, respectively. Administrative expenses continue to be relatively consistent from period to period. Insurance costs were higher due to premium increases; this amount was largely offset by other reductions.

Non-operating income and expenses

Gain/(Loss) on other investments

Gain/(Loss) on other investments was $(6) and $2,437 for the three months ended September 30, 2021 and 2020, respectively; and $41 and $2,407 for the nine months ended September 30, 2021 and 2020, respectively. These amounts reflect unrealized gains (losses) from changes in fair value of our Midas Gold shares (“Midas Gold Shares”) held during a portion of 2020 and Nusantara Resources Limited shares (“Nusantara Shares”), and realized gains on sales of the Midas Gold Shares. During the three months ended September 30, 2020, the Company sold its remaining 4,667,615 Midas Gold Shares for net proceeds of $4,835, at a gain of $2,454 based on the most recent measurement period of June 30, 2020. During the nine months ended September 30, 2020, the Company sold 6,882,115 Midas Gold Shares for net proceeds of $5,788, at a gain of $2,574 based on the most recent measurement periods of June 30, 2020, March 31, 2020 and December 31, 2019.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $7,438 and $4,698 for the nine months ended September 30, 2021 and 2020, respectively. The increase in operating cash outflows generally reflects increased expenditures for exploration, property evaluation and holding costs discussed above, partially offset by net changes in working capital items totaling $457.

Investing activities

Net cash provided by investing activities was $2,710 and $8,047 for the nine months ended September 30, 2021 and 2020, respectively. Sources of cash from investing activities during the nine months ended September 30, 2021 were $2,100 for payments related to Los Reyes, $315 for payments related to Awak Mas and $400 upon net dispositions of short-term investments. These sources of cash were offset by $105 for equipment purchases. Sources of cash from investing activities during the nine months ended September 30, 2020 were $5,788 for sales of Midas Gold Shares, $2,400 for partial cancellation of the Awak Mas royalties and $648 for the net final purchase price payment received for the Los Reyes project, partially offset by $789 for net acquisitions of short-term investments.

Financing activities

During the nine months ended September 30, 2021 and 2020, net cash of $12,984 and $1,349, respectively, was provided by financing activities. Cash from financing activities during the nine months ended September 30, 2021 included net proceeds of $12,323 from the Company’s July 2021 public offering (“2021 Offering”) (described below) and $1,062 under the ATM Program (defined below), partially offset by payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”).

Liquidity and capital resources

Cash and cash equivalents totaled $16,018 at September 30, 2021 compared to $7,762 at December 31, 2020. The net increase of $8,256 during the nine months ended September 30, 2021 reflects net proceeds of $12,323 from the 2021 Offering, $2,100 for cancellation of the royalty interests and back-in right in Los Reyes, $1,062 raised under the ATM Program and $315 for payments to Vista related to Awak Mas. These cash inflows were offset by expenditures of $7,544.

During July 2021, we closed the 2021 Offering of 12,272,730 units (the “Units”) for net proceeds of $12,323 (the “2021 Offering”). Each Unit consisted of one Common Share in the capital of the Company and one-half of one Common Share purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable until July 12, 2024. See footnote 6 to the accompanying financial statements for more details on the 2021 Offering. The Company intends to allocate the proceeds from the 2021 Offering to advance programs at Mt Todd by further refining technical aspects of the Project, enhancing economic returns, and supporting the Company’s objective of securing a development partner. We expect these programs to include additional drilling of a third phase in the current exploration program, work necessary to complete a feasibility study for Mt Todd, related engineering/design work and other technical studies. See “Projects Update”, below, for additional details. Remaining proceeds will be used for working capital requirements and/or for other general corporate purposes, which include ongoing regulatory, legal and accounting expenses, management and administrative expenses, and other corporate initiatives.

As a secondary measure of liquidity, the Company had working capital of $14,840 and $8,281 at September 30, 2021 and December 31, 2020, respectively. These amounts were net of deferred option gains of $383 and $68, respectively, related to the Awak Mas transaction. The deferred option gains will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At September 30, 2021	At December 31, 2020
Current Assets	$16,813	$9,407
Offset by accounts payable and accrued liabilities	$(1,590)	$(1,058)

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. Direct costs to implement and maintain health and safety standards have been minimal. However, management expects these direct costs and other ongoing corporate and Mt Todd costs to continue while certain corporate objectives, including efforts to secure a strategic development partner, are delayed. To date, Vista has been able to sustain sufficient working capital by monetizing non-core assets, limited use of the ATM Program (discussed below), and the July 2021 Offering. However, the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all. These conditions and the impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

The most significant discretionary programs in process over the next 12 months include work to complete a Mt Todd definitive feasibility study and additional exploration drilling. The Company estimates total remaining cash expenditures to complete the feasibility study and additional drilling will total approximately $4,400, with most of these funds being expended over the next several months.

Giving consideration to conditions associated with the pandemic and the Company’s ongoing initiatives, we believe our existing working capital at September 30, 2021, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2021 to date, for at least 12 months.

Our financial objective for a joint venture is to receive a purchase price reflective of the intrinsic value of Mt Todd, which we would expect to be sufficient to provide a source of working capital to Vista, be sufficient to fund all or most of the equity portion of our retained ownership share, and reduce any debt financing requirement. We may require additional external funding to support working capital and other corporate expenditures during construction and commissioning. We believe other viable options exist for developing the project, but the joint venturing approach should result in significantly less equity dilution than may otherwise be incurred. We also expect that a partnering arrangement would reduce development-stage risk as well as provide greater technical and operating expertise and experience. There can be no assurance that we will be successful in securing a development partner on acceptable terms, or at all.

For ongoing working capital requirements, the Company continues to focus on monetizing non-dilutive sources of funding. Vista may realize up to $2,500 if a third party elects to cancel Vista’s royalty interests in Awak Mas by the end of January 2022. The Company also owns another royalty interest in the U.S., publicly-listed equity securities, and used mill equipment that is being marketed by a third-party mining equipment dealer.

During 2020 and the nine months ended September 30, 2021, the Company used an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company had the right, but was not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000

(the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party.

During the nine months ended September 30, 2021, the Company sold 798,270 Common Shares under the ATM Program for net proceeds of $871. Through September 30, 2021, aggregate net proceeds since establishing the ATM Program totaled $2,830. Offers or sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale. In July 2021, the ATM Program was suspended but can still be utilized by Vista following filing and effectiveness of a new registration statement with the Securities and Exchange Commission, which management expects to put in place in due course. In view of the recently completed public offering, the Company has no immediate plans to use the ATM Program.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. Our primary objective is to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive equity returns for our shareholders. Our funding strategy is to maintain a low expenditure profile, realize value from non-dilutive assets, and, when necessary, issue additional equity or find other means of financing. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance and realize value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy.

	Fair Value at September 30, 2021
	Total	Level 1	Level 3
Other investments	$334	$334	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

At September 30, 2021 and December 31, 2020, our investment in Nusantara Shares was classified as Level 1 of the fair value hierarchy as they were valued at quoted market prices in an active, liquid and visible market (which included the approved purchase price for the acquisition of Nusantara at September 30, 2021). See “Awak Mas, Indonesia” below for additional information regarding the sale of Nusantara.

There have been no transfers between levels in 2021, nor have there been any changes in valuation techniques.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of September 30, 2021.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $100 million to systematically explore, evaluate, engineer, permit and de-risk the Project. To date, technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). As discussed below under “Property Disclosure Standards”, we are progressing well toward completing a definitive feasibility study, which is anticipated to establish mineral resources and reserves estimates under S-K 1300 standards for reporting purposes in the United States and meet the standards of a feasibility study under NI 43-101 for Canadian purposes.

During the most recent quarter ended September 30, 2021, we continued to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with prospective development partners. Key considerations in any potential partnership transaction include value creation by recognizing the intrinsic value of Mt Todd and minimizing future equity dilution. While the pandemic and associated travel restrictions have prevented entry into Australia and slowed our partnering process, we continue to work toward this objective and concurrently advance programs to increase shareholder value.

As previously disclosed, the MMP for Mt Todd was approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. The MMP (similar to a mine operating permit in North America) was the final major authorization required for the development of the Mt Todd mine. Receipt of this approval marked the achievement of a major de-risking milestone that was a significant focus of the Company for three years. We believe this approval, combined with the previously-approved major environmental permits, demonstrates recognition of the quality and advanced stage of engineering and project planning.

Vista is completing a definitive feasibility study for Mt Todd. This study will address recommendations from the 2019 pre-feasibility study; reflect minor updates of the Project design to be consistent with the MMP; and advance the levels of engineering and detailed costing in all areas of the Project. It will also evaluate several trade-off opportunities (e.g., contract power generation, contract mining and autonomous truck haulage). With new mine plans at prices more reflective of current gold prices, the feasibility study is expected to result in a larger reserve and longer mine life.

Vista continued its exploration drilling at Mt Todd during the quarter ended September 30, 2021. The drilling program has focused on identifying connecting structures and mineralization between previously interpreted discreet deposits and the potential for efficient resource growth with future drilling along strike from the Batman deposit approximately 1.9 kilometers north to the Golf-Tollis/Penguin targets. Our goal is to demonstrate the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and to outline areas where future drilling can be undertaken to efficiently define additional gold resources.

To date, Vista has completed 18 planned holes (approximately 6,365 meters) in Phases 1 and 2 of the current program. Each of the holes completed intersected mineralization consistent with our geologic model. The last two holes in Phase 2 were VB21-012 and VB21-013. Hole VB21-012 intersected over 100 meters of mineralization, inclusive of three zones of +1 gram gold per tonne subvertical vein-sets. Hole VB21-013 drilled perpendicular to VB21-002 and VB21-005 to validate structural orientation. The results of these holes demonstrate both horizontal and vertical continuity of the targeted structure.

Figure 1 provides an aerial view of the drill locations for the 18 holes completed to date. The image is looking south, with the Batman pit located in the upper-right corner of the image. VB21-012 was co-funded by the Northern Territory’s Geophysics and Drilling Collaborations (“GDC”) program. The GDC program is funded by the Resourcing the Territory initiative and aims to increase the intensity of exploration drilling and geophysics in under-explored areas of the Northern Territory. Vista was one of 15 companies to receive an award under the current round of GDC funding.

Figure 1 – 2021 Drill Hole Locations

Looking SSW
North
Batman Pit
VB20-001
VB21-003
VB20-002
VB20-003
VB20-004
VB21-006
VB21-001
VB20-005
VB21-012
VB21-010
VB21-004
VB21-008
VB21-002
VB21-005
VB21-013
VB21-011
VB21-007
Golf-Tollis Pit
VB21-009

Looking south over the area drilled to date,

with the Batman pit in the upper-right corner.

In view of the success of the current drill program, Vista recently started a third phase of drilling. Among the preliminary objectives of the next phase will be to test the lateral connectivity of the parallel north-south and cross cutting structures.

All scientific and technical information herein related to the mineralization of VB21-012 and VB21-013 has been reviewed and approved by John Rozelle, Vista’s Sr. Vice President, a qualified person as defined by NI 43-101. For more information regarding the mineralization of VB21-012 and VB21-013, please refer to the Company’s news release dated September 22, 2021, available on the Company’s profile at www.sedar.com. The press release is referenced for informational purposes only and the information therein or on the website www.sedar.com related to the Company is not incorporated herein by reference.

Property Disclosure Standards

In 2018, the SEC adopted S-K 1300 to modernize the property disclosure requirements for mining registrants, and related guidance, as were set forth in Item 102 of Regulation S-K under the Securities Act of 1933, the Exchange Act, and in Industry Guide 7. The amendments are intended to align the SEC’s disclosure requirements and policies for mining properties more closely with current industry and global regulatory practices and standards, as embodied by the Committee for Reserves International Reporting Standards.

Property disclosures of the Company must comply with S-K 1300 for fiscal years beginning on or after January 1, 2021. A technical report for Mt Todd, referred to as a Technical Report Summary (“TRS”), must comply with S-K 1300 and be filed with the SEC not later than the date the Company files its Form 10-K for the year ending December 31, 2021, which will contain mining property disclosure for Mt Todd in accordance with S-K 1300. While similar to a technical report prepared under NI 43-101, the TRS may not fulfill NI 43-101 reporting requirements and may require us to file a separate NI 43-101 report for Canadian purposes. There can be no assurances that the findings and conclusions of such reports will be the same due to differences in the reporting requirements; however, we do expect that the reports will be materially similar. Until such time as a TRS is completed, Mt Todd is without known mineral resources or mineral reserves under SEC Regulation S-K 1300 and the property is deemed to be in the exploration stage.

Los Reyes, Sinaloa

In July 2020, the Company sold Los Reyes to Prime Mining. In addition to consideration received by Vista for the sale of Los Reyes, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 in June 2021, fulfilling its obligations under the agreement. Vista has no remaining right to be granted the royalties and back-in rights and no remaining interest in the Los Reyes project.

Awak Mas, Indonesia

Vista holds an NSR on Awak Mas. During 2019, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. The holder of Awak Mas is a subsidiary of Nusantara. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. Thereafter, the Nusantara subsidiary or a nominated party had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the Nusantara subsidiary subsequently agreed to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees by Nusantara subsidiary or a nominated party. If the holder or a nominated party does not make this final payment by not later than January 31, 2022, Vista will retain the remaining royalty interests.

Vista held 1,333,334 Nusantara Shares at September 30, 2021. On September 22, 2021, the shareholders of Nusantara approved a scheme of arrangement whereby PT Indika Mineral Investindo (“Indika”) offered to acquire all issued shares of Nusantara for A$0.35 per share. The transaction closed on October 6, 2021, resulting in Vista receiving $339 upon tendering its Nusantara Shares. Upon closing of this transaction, the holder of Awak Mas became a controlled affiliate of Indika, but the terms of the agreement between Vista and the holder of Awak Mas remain unchanged.

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that two key drivers of value which will help us achieve increased shareholder value in a cost-effective manner are: completing a definitive feasibility study for Mt Todd and securing a partner for the development of the Project;
●	our belief that our efforts in water treatment and management, environmental and social programs have created a strong social license with the traditional aboriginal landowners, local communities, and Northern Territory Government with respect to the Project;
●	our belief that our work has added substantial value to the Project and positions the Project for near-term development;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with prospective development partners;
●	our belief that the MMP approval, combined with the previously-approved major environmental permits, demonstrates recognition of the quality and advanced stage of engineering and project planning;
●	estimates of future operating and financial performance;
●	our belief that recent drilling demonstrates vertical and horizontal continuity of mineralization;
●	our expectation that programs to advance Mt Todd include additional drilling, work necessary to complete a feasibility study for Mt Todd and related technical engineering/design work, and other technical studies;
●	our plan to continue drilling for the balance of 2021 and into Q1 2022, including the goal to demonstrate the regional potential along the Batman-Driffield Trend and outline areas where future drilling can be undertaken to define efficiently additional gold resources;
●	our belief that our existing working capital at September 30, 2021, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs, which we expect to be generally consistent with 2020 to date, for at least 12 months;
●	our belief that Vista’s long-term viability depends upon our realize value from our principal asset, Mt Todd;
●	our objective is to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive equity returns for our shareholders;
●	our belief that the involvement of a strategic development partner for Mt Todd would offer advantages for development and operation of the Project, while allowing the Company and its shareholders to retain the benefits of financial participation in the Project going forward;
●	our expectation that a partnering arrangement for Mt Todd will likely result in Vista being the junior partner to a mid-tier or major mining company and would reduce development-stage risk to both Vista and the Project as well as provide greater technical and operating expertise and experience;
●	our objective to receive a purchase price reflective of the intrinsic value of Mt Todd, which we would expect to be sufficient to provide a source of working capital to Vista, be sufficient to fund all or most of the equity portion of our retained ownership share, and reduce any debt financing requirement;
●	our belief other viable options exist for developing Mt Todd, but the joint venturing approach should result in significantly less equity dilution than may otherwise be incurred;
●	our expectation that a feasibility study for Mt Todd will include reserve estimates under S-K 1300 based on mine plans developed using a gold price in line with current market conditions;

●	our intentions to address recommendations from the 2019 pre-feasibility study; minor updates of the Project design to be consistent with the MMP; and advance the levels of engineering and detailed costing all areas of the Project;
●	our belief that the Company has identified parallel structures and cross trends that may form part of the feeder system that helped create the Batman deposit and our belief that the Company’s model of the controlling structures is reliable in predicting where mineralization is most likely to be encountered;
●	our expectation that the feasibility study will evaluate several trade-off opportunities and is expected to result in a larger reserve and longer mine life due to new mine plans at prices more reflective of current gold prices;
●	our intention to allocate the net proceeds from the 2021 Offering to further refining technical aspects of the Project, enhancing economic returns, and supporting the Company’s objective of securing a development partner;
●	our belief that completing a definitive feasibility study is anticipated to establish mineral resources and reserves estimates under S-K 1300 standards for reporting purposes in the United States and meet the standards of a feasibility study under NI 43-101 for Canadian purposes;

Business and Industry

●	our plan to file and seek effectiveness of a new registration statement with the Securities and Exchange Commission in due course;
●	our expectation that the Company will not use the ATM Program in the immediate future;
●	the potential monetization of our non-core assets, including our mill equipment which is for sale, certain royalty interests, and holdings of listed equity securities;
●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	our expectation that we will receive any future payments for cancellation of the remaining net smelter return royalties on the Awak Mas project in Indonesia;
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment;
●	our expectation that due to COVID-19 we may incur ongoing costs while certain corporate objectives, including efforts to seek a strategic development partner, are extended, which may ultimately have a material adverse impact on the Company’s financial condition and results of operations;
●	our belief that the duration of global travel restrictions and the pace and extent of economic recovery could affect the Company’s ability to raise additional working capital on reasonable terms, or at all, and are likely to continue to extend the time required to accomplish strategic initiatives; and
●	our belief that the Australian government’s plan to allow international travel by foreigners may not be implemented until sometime early 2022.

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

Operating Risks

●	pre-feasibility and feasibility study results, timing and the accuracy of estimates and assumptions on which they are based;
●	resource and reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays of disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	future water supply issues at Mt Todd;
●	our ability to secure and maintain natural gas supply contracts to sustain the operation of our planned electrical power generation facility;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	general inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;

●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC for U.S. federal tax purposes;
●	delays, potential losses and inability to maintain sufficient working capital due to business interruptions or global economic slowdowns caused by the COVID-19 pandemic;

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We currently intend to use the net proceeds the 2021 Offering and our working capital, together with future cash flows from operations and borrowings, if required, to accomplish the business objectives set out above under the heading “Liquidity and Capital Resources”. However, the Board and/or management have discretion in the actual application of our capital resources and may elect to allocate proceeds differently from that described above if they believe it would be in our best interests to do so. Shareholders may not agree with the manner in which the Board and/or management choose to allocate and spend our capital resources. The failure by the Board and/or management to apply our capital resources effectively could have a material adverse effect on the development of our projects and our business, financial condition, results of operations or cash flows.

There may be limited liquidity for our Warrants.

There is no market through which the Warrants from our 2021 Offering may be sold, and we do not intend to apply to list the Warrants on the TSX or NYSE American. It is not possible to predict the price at which the Warrants will trade in the secondary market or whether such market will be liquid or illiquid. To the extent Warrants are exercised, the number of Warrants outstanding will decrease, resulting in diminished liquidity for such remaining outstanding Warrants. A decrease in the liquidity of the Warrants may cause, in turn, an increase in the volatility associated with the price of the Warrants. To the extent that the Warrants become illiquid, a holder of the Warrants may have to exercise such Warrants to realize value, if any.

Holders of Warrants from our 2021 Offering will have no rights as a shareholder with respect to their Warrants until they exercise their Warrants and acquire our Common Shares, except as set forth in the Warrants.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and nine months ended September 30, 2021, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

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
10.01

Amended and Restated Underwriting Agreement previously filed as Exhibit 1.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2021 and 2020, (ii) Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP.

(Registrant)

Dated: October 27, 2021	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 27, 2021	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer