Form 10-K
period 2021-12-31
VISTA GOLD CORP
filed 2022-02-24
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,760,855

The number of shares of the Registrant’s Common Stock outstanding as of February 14, 2022 was 117,189,232.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2022 Annual General Meeting of Shareholders are incorporated herein. See Part III.

PART I

ITEM 1. BUSINESS.

In this annual report on Form 10-K, unless the context otherwise requires, the terms “we”, “us”, “our”, “Vista”, “Vista Gold”, or the “Company” refer to Vista Gold Corp. and its subsidiaries. References to AUD or A$ refer to Australian currency and USD or $ refer to United States currency, all in thousands, unless specified otherwise, except per share-related, per tonne, and per ounce amounts.

Overview

Vista Gold Corp. and its subsidiaries operate in the gold mining industry. We are focused on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (“NT”). With the approval of the Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Mt Todd is the largest undeveloped gold project in Australia.

Vista recently completed the Mt Todd Feasibility Study (“2022 FS”), which is highlighted by:

●	Estimated proven and probable mineral reserves of 6.98 Moz of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,125 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	Average annual production of 395,000 ounces of gold over a 16-year mine life;
●	Life of Mine average cash costs of $817 per ounce;
●	Initial capital requirements of $892 million, which assume an owner-operated mining fleet, power generated on-site by a third-party, and a locally based employee workforce;
●	After-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce; and
●	After-tax NPV5% of $1,458 million and IRR of 26.7% at a price of $1,800 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.

We have invested over $105 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. In recent years, we have completed a number of optimization studies, which have been incorporated into the 2022 FS. This work has added substantial value to the Project and positions Mt Todd for near-term development. We believe the results will appeal to potential partners, investors and lenders and allow us to evaluate a range of development alternatives as we continue to focus on maximizing shareholder value in a cost-effective manner.

The 2022 FS includes reserve estimates pursuant to subpart 1300 of Regulations S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and CIM Definition Standards based on mine plans developed using a gold price in line with current market conditions. The 2022 FS addresses recommendations from the 2019 pre-feasibility study and includes minor updates of the Project design to be consistent with the MMP, engineering and detailed costing in all areas of the Project.

The 2022 FS highlights a 19% increase in gold reserves from 5.85 million ounces to 6.98 million ounces, supporting an operation with average annual production of 479,000 ounces of gold during the first seven years of commercial operations and a low operating cost profile that delivers significant cashflows over a 16-year mine life. The 2022 FS reflects the inflationary pressures being faced currently by all operators in the mining industry. While management believes this inflationary trend is transitory, the resilience of Mt Todd is demonstrated by the project economics reflected in the 2022 FS. Mt Todd’s attributes, together with Vista’s deep understanding of the various project components create optionality in the approach to its development. For example, the Company decision to have a third-party build, own, and operate the power plant has resulted in capital cost savings and eliminated certain construction and operating risks while retaining attractive operating costs.

We believe this work has added substantially to the value of the Project, which reflects a $1.5 billion net present value (NPV5%) at the recent gold price of $1,800 per ounce and a 0.71 AUD:USD exchange rate and demonstrates near-term development potential. See the “Item 2. Properties – Gold Price and Foreign Exchange Sensitivity Table” below.

Resources and reserves growth potential at Mt Todd includes a number of opportunities. There is potential to convert additional known mineral resources to mineral reserves, and both the Batman and Quigleys deposits remain open. Recent drilling demonstrates the continuity of mineralization between these two deposits, and Vista controls 1,650 sq. km of exploration licenses at the southeast end of the Pine Creek Mining District.

In addition to the technical advancements of the Project, with the recent approval of the MMP, Vista now has all major operating and environmental permits for the development of Mt Todd. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and NT Government, creating a strong social license.

Vista has successfully monetized a number of non-core assets to support continuing operations in a non-dilutive manner. This includes cash proceeds to the Company totaling $14,090 during 2020, 2021 and January 2022. The Company continues to focus on monetizing a royalty interest in a U.S. exploration-stage project and used mill equipment.

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

Human Capital Management

As of December 31, 2021, we had 17 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with Vista’s corporate objectives and performance, and are designed to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages, benefits and incentive earnings for both short-term and long-term performance.

The health and safety of our employees and others is a high priority in the way we manage our business. Oversight is provided by the Company’s Board of Directors through the Health, Safety, Environment and Social Responsibility

Committee. Management utilizes the principles set out in our Health & Safety Policy to administer health and safety programs. Employees and others entering our workplaces are provided with relevant orientation and required to adhere to established site protocols. In addition to recurring health and safety considerations, we follow COVID-19 mitigation measures recommended by government and health agencies in the jurisdictions where we operate.

Vista’s priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Business Conduct and Ethics and other related policies. Oversight is provided by the Company’s Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

Vista values the diversity and talents of its team, collectively working together in an inclusive environment to achieve corporate goals and personal and professional development objectives. We cultivate a culture that is sensitive to the importance of diversity and inclusion in the workplace and are committed to continuous improvement in these areas.

Environmental, Social, and Governance Responsibility

Vista is committed to implementing and continuing to develop business practices that are designed to mitigate environmental impacts of our operating activities, support the people and communities within our areas of influence, and appropriately manage the business affairs of our organization. We believe part of being a good corporate citizen requires a dedicated focus on how we affect the environment and fulfill our responsibilities to stakeholders. In particular, through our planning for development of Mt Todd, we have worked closely with governmental entities in the NT and local groups, including the Jawoyn Association Aboriginal Corporation (the “Jawoyn”), to strive towards an environmentally sound and socially responsible development plan.

Segment Information

We have one reportable segment, consisting of evaluation, acquisition and exploration activities which are focused principally in Australia. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements, or outright sales of assets. We reported no mining operating revenues during the years ended December 31, 2021 and 2020. Geographic location of mineral properties and plant and equipment is provided in Notes 4 – Mineral Properties and 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Liability for the reclamation of the environmental conditions existing prior to the 2006 commencement of Vista’s involvement with the Project is presently the responsibility of the NT Government. After it provides notice to the NT Government that it intends to proceed with development, the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million. Vista does not expect to give such notice until a project development decision has been made, major project permits are confirmed to be in alignment with the final development plan, and project financing is arranged.

We generally will be required to mitigate long-term environmental impacts, including any of those existing prior to 2006 that are not otherwise mitigated during the mine life, by stabilizing, contouring, re-sloping and re-vegetating various portions of the Project after mining and mineral processing operations are completed. Reclamation programs will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies.

Additionally, Vista maintains a $240 provision for potential reclamation costs attributable to certain mining claims previously held by the Company should no other viable potentially responsible parties be identified.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, provincial and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, mine safety, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, the use and disposal of hazardous substances, and other matters. We have obtained all major authorizations and have pending applications for other minor licenses, permits or other authorizations currently required to conduct our exploration, development, and other programs. We believe we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate.

Australian Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, Mt Todd is expected to have a variety of environmental impacts should development proceed. In Australia, environmental legislation plays a significant role in the mining industry. We are required under Australian laws and regulations (federal and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NTEPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization required by the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material and sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to receive authorization of an MMP before the start of mining operations. The Mt Todd MMP was approved by the Northern Territory Department of Industry, Tourism and Trade (“DITT”) in June 2021 and will be amended to align with the larger-scale design in the 2022 FS.

Environmental Regulation

Mt Todd is subject to various federal, territorial and local laws and regulations governing protection of the environment. These laws are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

Changes to current local, territorial, or federal laws and regulations in the jurisdictions where we have exploration and development activities could require additional capital expenditures and increase operating and/or reclamation costs. We are unable to predict what additional legislation, if any, might be proposed or enacted, or what additional regulatory requirements could impact the economics of Mt Todd.

During 2021, Mt Todd did not have any material non-compliance occurrences with any applicable environmental laws and regulations. See “Item 1. Business – Reclamation” above.

Competition

We compete with other mining companies to acquire, explore, finance and develop gold properties and to retain expert consultants required to complete our geological and project development studies. We also compete with other mining companies to hire mining engineers, geologists and other skilled personnel in the mining industry, and for exploration and development services. Some of these competing mining companies have substantially greater financial and technical resources than Vista. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices, engaging skilled consultants, and attracting and retaining qualified personnel.

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar and foreign currencies, changes in global gold supply and demand, and political and economic conditions.

The following table presents the high, low and average London Bullion Market Association PM Fix prices in U.S. dollars per troy ounce of gold over the past five years:

Year	High	Low	Average
2017	$1,346	$1,151	$1,257
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022 (to February 14, 2022)	$1,866	$1,788	$1,818

Data Source: www.lbma.org.uk/prices-and-data/precious-metal-prices#/

Available Information

We make available, without charge, on or through our website at www.vistagold.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the U.S. Securities Exchange Act of 1934. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

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

“comminution” means the process in which ore is broken into small fragments by crushing, grinding, and other processes.

“conglomerate” refers to clastic sedimentary rock that contains rounded particles that are greater than two millimeters in diameter. The space between the pebbles is generally filled with smaller particles and/or a chemical cement that binds the rock together.

“cut-off grade” means the grade (i.e., the concentration of metal or mineral in rock) that determines whether mined mineralized material will be processed or considered waste.

“deposit” is an informal term for an accumulation of mineralized material.

“development stage issuer” is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

“development stage property” is a property that has mineral reserves disclosed, pursuant to S-K 1300, but no material extraction.

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis, that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable. The results of a feasibility study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of a project. The confidence level of a feasibility study is higher than that of a preliminary feasibility study.

“foliation” means planar arrangement of structural or textural features in any rock type.

“g Au/t” means grams of gold per tonne.

“geosyncline” means a major trough or downwarp of the Earth’s crust, in which great thicknesses of sedimentary and/or volcanic rocks have accumulated.

“indicated mineral resource” and “indicated resource” mean “indicated mineral resource” defined by S-K 1300 as that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may be converted only to a probable mineral reserve.

“inferred mineral resource” and “inferred resource” mean “inferred mineral resource” defined by S-K 1300 as that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project, and may not be converted to a mineral reserve.

“intrusives” refers to igneous rocks that crystallize below the earth’s surface.

“measured mineral resource” and “measured resource” mean “measured mineral resource” defined by S-K 1300 as that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

“mineral reserve” is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

“mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

“ore” means material containing minerals in such quantity, grade and chemical composition that they can be economically extracted.

“ore sorting” means technology that separates “ore” and “waste” based on physical and/or chemical properties of the material being sorted.

“oxide” means mineralized rock in which some of the original minerals have been oxidized (i.e., combined with oxygen). Oxidation tends to make the rock more porous and permits a more complete permeation of cyanide solutions so that minute particles of gold in the interior of the minerals will be more readily dissolved.

“probable mineral reserves” under S-K 1300 is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

“proven mineral reserves” under S-K 1300 is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

“qualified person” as defined under S-K 1300 is an individual who is: (1) A mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and (2) An eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must: (i) Be either: (A) An organization recognized within the mining industry as a reputable professional association; or (B) A board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field; (ii) Admit eligible members primarily on the basis of their academic qualifications and experience; (iii) Establish and require compliance with professional standards of competence and ethics; (iv) Require or encourage continuing professional development; (v) Have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and (vi) Provide a public list of members in good standing.

“recovery” means that portion of the metal contained in the ore that is successfully extracted by processing and is expressed as a percentage.

“sampling” means selecting a fractional, but representative, part of a mineral deposit for analysis.

“scats” means material in a ball mill or semi autogenous grinding mill (“SAG Mill”) that has become rounded and no longer susceptible to additional size reduction. This material is commonly rejected from the grinding circuit for additional crushing because it contributes to higher energy consumption within the mill.

“strike” when used as a noun, means the direction, course or bearing of a vein or rock formation measured on a level surface and, when used as a verb, means to take such direction, course or bearing.

“sulfide” means a compound of sulfur and some other element. From a metallurgical perspective, sulfide rock is primary rock that has not been oxidized. Both ore and waste may contain sulfide minerals.

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

Cautionary Note to Investors Regarding Estimates Of Measured, Indicated And Inferred Resources And Proven And Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. U.S. reporting requirements are governed by S-K 1300. Canadian reporting requirements for disclosure of mineral properties are governed by NI 43-101. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

In our public filings in the U.S. and Canada and in certain other announcements not filed with the SEC, we disclose proven and probable reserves and measured, indicated and inferred resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed proven and probable reserves and measured, indicated and inferred resource under each of S-K 1300 and NI 43-101. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves, and therefore investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant reserves. The estimation of inferred resources involves far greater uncertainty as to their existence and economic viability than the estimation of other categories of resources, and therefore it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Therefore, investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

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

Operations

●	our belief that the 2022 FS has added substantial value to the Mt Todd gold project (“Mt Todd” or the “Project”) and positions the Project for near-term development;
●	our continued focus on improving the economic potential of the Project and increasing shareholder value in a cost-effective manner;
●	our belief that our investments to systematically explore, evaluate, engineer, permit and de-risk the Project have added to the underlying value of the Project and demonstrate strong development potential;
●	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
●	the results of the 2022 FS and its related estimates and projections, including projected free cash flow, future exchange rates and commodity prices;
●	our belief that the results of the 2022 FS will appeal to potential partners, investors, and lenders and allow us to pursue a range of development alternatives as we continue to focus on maximizing shareholder value;

●	the feasibility of Mt Todd and the timing, performance and results of the 2022 FS;
●	our belief that fine grinding will improve gold recoveries and favorably impact project economics;
●	estimates of future operating and financial performance;
●	future drilling plans;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	our expectation that dewatering of the pit will not present any major issues when resuming operations in the Batman pit;
●	estimates of mineral reserves and mineral resources;
●	our intention to improve the value of our gold projects;
●	the potential that development projects may lead to gold production or value-adding strategic transactions;
●	management belief that the inflationary trend is transitory, and that the resilience of Mt Todd is demonstrated by the project economics reflected in the 2022 FS;
●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our estimates with respect to historical mine production at Mt Todd;
●	our expectation that plus 5/8” HPGR (as defined below) crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively consistent;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG Mill design;
●	the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading of the area occupied by the heap leach pad only as the material on the existing heap leach pad will be processed through the mill at the end of mine life; and
●	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction.

Business and Industry

●	our expectation that existing working capital as of December 31, 2021, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least 12 months;
●	our belief that the ATM Program (as defined below) will provide additional financing flexibility at a low cost;
●	the potential monetization of our non-core assets, including a royalty on a U.S. exploration-stage project and our used mill equipment which is for sale;
●	potential expenditures, funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our potential entry into agreements to find, lease, purchase, option or sell mineral interests;
●	our belief that we maintain reasonable amounts of insurance;

●	our expectations related to potential changes in regulations or taxation initiatives;
●	our expectation that we will continue to be a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	preliminary estimates of the reclamation and other related costs that would be incurred if we were to notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd;
●	the efficacy of the measures we have implemented to mitigate the risks of COVID and the detrimental effects it may have on our operations; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resources and reserves estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary authorizations and permits for Mt Todd, including its development plans and operating activities;
●	delays in commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of future joint ventures, partnerships and other arrangements relating to our properties;

●	perception of potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims; and
●	environmental lawsuits.

Financial and Business Risks

●	fluctuations in the price of gold;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt. Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC (as defined below) for U.S. federal tax purposes;
●	delays, potential losses and inability to maintain sufficient working capital due to business interruptions or global economic slowdowns caused by the COVID-19 pandemic;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	direct and indirect consequences of the COVID-19 pandemic; and
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector.

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;

●	the accuracy of calculations of mineral reserves and mineral resources and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject; and
●	changes in climate change regulations could result in increased operating costs.

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

Operating Risks

We cannot be assured that the Mt Todd 2022 FS has, or future feasibility studies will, accurately forecast economic results.

Mt Todd is our principal asset. Our ability to arrange financing to develop Mt Todd and our future profitability depend on the economic and technical feasibility of the Project as established through formal feasibility studies, such as the 2022 FS just completed. There can be no assurance that the mining, comminution and gold recovery processes (including ore sorting), gold production rates, revenue, and capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in the 2022 FS, or any future feasibility studies.

Mt Todd requires substantial capital investment and we may be unable to raise sufficient capital on favorable terms or at all.

The construction and operation of Mt Todd will require significant capital. Our ability to raise sufficient capital and/or secure a development partner on satisfactory terms, if at all, will depend on several factors, including the 2022 FS, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, perception of environmental impact, or illiquidity in the debt or equity markets, including the cost of capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern, could impede our ability to finance Mt Todd on acceptable terms, or at all.

If we decide to construct the mine at Mt Todd, we will assume certain substantial reclamation obligations resulting in a material financial obligation.

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

There may be delays in the construction of Mt Todd.

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

Our business strategy includes entering into agreements with third-parties (“Third-Parties”). Such Third-Parties may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) have rights in conflict with what we believe to be in our best interests; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other reasons, be unable or unwilling to fulfill their obligations under the agreement(s). Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Third-Parties.

Our exploration and development interests are subject to evolving environmental regulations.

Our property and royalty interests are subject to environmental regulations. Environmental legislation is becoming more restrictive in some jurisdictions, with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our interests. Currently, our property and royalty interests are subject to government environmental regulations in Australia, Indonesia, and the U.S.

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

We are a development stage issuer. As such, we devote our efforts to development of our development stage property, the Mt Todd project. We do not currently produce gold and do not currently generate operating earnings from gold production. We finance our business activities principally by issuing equity and selling non-core assets.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price fluctuates continually and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

●	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
●	speculative short or long positions on futures markets;
●	the relative strength of the U.S. dollar;
●	expectations of the future rate of inflation or interest rates;
●	changes to economic conditions in the United States, China, India and other industrialized or developing countries;
●	geopolitical conflicts;
●	changes in jewelry, investment or industrial demand;
●	changes in supply from production, disinvestment and scrap; and
●	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

●	negatively impact our ability to raise capital on favorable terms, or at all;
●	negatively affect our ability to find a partner, investor or lender for the development of Mt Todd;
●	jeopardize the development of Mt Todd;
●	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
●	reduce the potential for future revenues from gold projects in which we have an interest;
●	reduce funds available to operate our business; and
●	reduce the market value of our assets.

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

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. In order to develop Mt Todd, acquire attractive gold projects, and/or continue our business, we will have to secure a development partner or otherwise source sufficient equity, debt or other forms of capital, raise additional funds from the sale of non-core assets and / or seek additional sources of capital from other external sources. There can be no assurance that we will be successful in securing a development partner or otherwise raising additional capital on acceptable terms, including the cost of such capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern. If we cannot raise sufficient additional capital, we may be required to substantially reduce or cease operations, any of which may affect our ability to continue as a going concern.

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

U.S. shareholders of our Common Shares should be aware that the Company believes it was classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2021, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be a PFIC during the current taxable year. If the Company is a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S.

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

The COVID-19 pandemic is having a material adverse effect on the global economy, which has impacted the natural resource sector and Vista. Vista incurred minimal health and safety costs. However, we incurred other corporate and Mt Todd costs while certain corporate objectives, including efforts to secure a strategic development partner or other form of transaction were extended due to travel restrictions. Pandemic conditions may also disrupt our access to supplies and services. Evolving conditions related to COVID-19 could ultimately have a material adverse effect on both short-term and long-term financial position and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it could also heighten the effect many of the other risks described in this “Risk Factors” section. Because of uncertainties relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations.

Industry Risks

Calculations of mineral resources and mineral reserves are estimates only and subject to uncertainty.

The estimating of mineral resources and mineral reserves is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, the assumptions used and judgments made in interpreting engineering and geological information and estimating future capital and operating costs. There is significant uncertainty in any reserve or resource estimate, and the economic results of mining a mineral deposit may differ materially from the estimates as additional data are developed or interpretations change.

Estimated mineral resources and mineral reserves may be materially affected by other factors.

In addition to uncertainties inherent in estimating mineral resources and mineral reserves, other factors may adversely affect estimated mineral resources and mineral reserves. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business, prospects, results of operations, cash flows, financial condition and corporate reputation.

Feasibility studies are estimates only and subject to uncertainty.

Feasibility studies such as our 2022 FS are used to determine the economic viability of an ore deposit, as are preliminary feasibility studies and preliminary economic assessments. Feasibility studies are the most detailed studies and reflect a higher level of confidence in the estimated production rates, and capital and operating costs. Generally accepted levels of confidence are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed. Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs may cause actual results of economic viability to differ materially from these estimates. Results of any subsequent Mt Todd feasibility study may be less favorable than the current 2022 FS.

Mining companies are increasingly required to consider and provide benefits to the communities and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization and global climate impacts and other adverse environmental effects resulting from the operation of extractive industries, businesses in general and the mining industry in particular face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, indigenous peoples, communities surrounding operations and the countries in which they operate, such constituencies benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, legal suits, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration and development involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, or our insurance for a particular event or circumstance might be insufficient, in which event we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial condition and corporate reputation.

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

Securities Risks

Our share price may be volatile and your investment in our Common Shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our Common Shares, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our Common Shares may include, among other things:

●	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
●	speculation about our business in the press or the investment community;
●	conditions or trends in our industry or the economy generally;
●	decreases in the prices of gold;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	inability to find a development partner, investor of lender on acceptable terms for the development of Mt Todd;
●	additions or departures of key personnel; and
●	sales of our Common Shares, including sales by our directors, officers or significant stockholders.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

There may be limited liquidity for our warrants.

There is no market through which our outstanding warrants may be sold. It is not possible to predict the price at which the warrants will trade in the secondary market or whether such market will be liquid or illiquid. To the extent warrants are exercised, the number of warrants outstanding will decrease, resulting in diminished liquidity for such remaining outstanding warrants. A decrease in the liquidity of the warrants may cause, in turn, an increase in the volatility associated with the price of the warrants. To the extent that the warrants become illiquid, an investor may have to exercise such warrants to realize value.

Potential dilution.

Our constating documents allow us to issue an unlimited number of common shares for such consideration and on such terms and conditions as shall be established by the board of directors, in many cases, without the approval of shareholders. We may issue common shares in offerings from treasury (including through the sale of securities convertible into or exchangeable for common shares) and on the exercise of stock options or other securities exercisable for common shares. We cannot predict the size of future issuances of common shares or the effect that future issuances and sales of common shares will have on the market price of the common shares. Issuances of a substantial number of additional common shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the common shares. With any additional issuance of common shares, investors will suffer dilution to their voting power and we may experience dilution.

Holders of our common shares may not receive dividends.

We have not historically declared cash dividends on our common shares. Holders of our common shares are entitled to receive only such dividends as our Board of Directors may declare out of funds legally available for such payments. Our ability to pay dividends will be subject to our future earnings, capital requirements and financial condition, as well as our compliance with covenants related to any future indebtedness and would only be declared in the discretion of our Board of Directors.

General Risks

The Company may experience cybersecurity breaches.

Regular access to and security of information technology systems are critical to Vista’s operations. To Vista’s knowledge, it has not experienced any material losses relating to disruptions to its information technology systems. Vista has implemented policies, controls and practices to manage and safeguard Vista and its stakeholders from internal and external cybersecurity threats and to comply with changing legal requirements and industry practice. Cyber risks cannot be fully mitigated and these threats are continuing to evolve. Therefore, Vista cannot assure that its information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to Vista’s information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect the operations of Vista as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

The Company is subject to anti-bribery and anti-corruption laws.

Vista’s operations are governed by, and involve interactions with, many levels of government in several countries. Vista is required to comply with anti-corruption and anti-bribery laws in the countries in which we conduct our business. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment to companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, a company may be found liable for violations by not only its employees, but also by its contractors and third-party agents. Although we have adopted internal control policies to mitigate such risks, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents and such measures may not always be effective in ensuring that we, our employees, contractors or agents will comply strictly with such laws. If we find ourselves subject to an enforcement action or are found to be in violation of such laws, this could lead to civil and criminal fines and penalties, investigation and litigation, and loss of operating licenses or permits, resulting in a material adverse effect on our reputation and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

References to USD or $ refer to United States currency and AUD or A$ refer to Australian currency, all in thousands, unless specified otherwise.

Qualified Persons

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Technical Report Summary for the Mt Todd project which is included as an exhibit to, and incorporated by reference into, this Form 10-K.

Mt Todd Gold Project, Northern Territory, Australia

Summary Disclosure

The Company has only one material mining property, the Mt Todd project located in the Northern Territory of Australia. We hold Mt Todd through our wholly-owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Technical Report Summary

The 2022 FS for Mt Todd is the technical report summary, prepared pursuant to S-K 1300, that was filed on EDGAR on February 24, 2022 and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022 (the “2022 FS”). A companion feasibility study for Canadian purposes, pursuant to NI 43-101, was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022.

The technical data and economic conclusions of these reports are identical, with minor differences between the reports resulting only from the respective disclosure requirements of S-K 1300 and NI 43-101. The reports were prepared by Sabry Abdel Hafez, Ph.D., P.Eng.; Rex Clair Bryan, Ph.D., SME RM; Thomas L. Dyer, P.E., SME RM; Amy Hudson, Ph.D., CPG, REM; April Hussey, P.E.; Chris Johns, M.Sc., P.Eng.; Max Johnson, P.E.; Deepak Malhotra, Ph.D., SME RM; Zvonimir Ponos, BE, MIEAust, CPeng, NER; Vicki J. Scharnhorst, P.E., LEED AP; and Keith Thompson, CPG, member AIPG, each of whom is a qualified person under S-K 1300 and NI 43-101.

The following description of Mt Todd has been sourced, in part, from the 2022 FS and readers should consult the 2022 FS to obtain further particulars regarding Mt Todd. The 2022 FS is available for review at www.sec.gov and under our profile at www.sedar.com. The 2022 FS is not incorporated by reference into this annual report on Form 10-K.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the 2022 FS.

Project Location and Access

Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 290 kilometers by road southeast of Darwin. Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

The area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. Topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region, which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are approximately 130 to 160 meters above sea level in the area of the previous and planned mine plant site and waste rock dumps.

Project Stage

The Mt Todd project is a development stage property with proven and probable mineral reserves.

Feasibility Study Results

The 2022 FS evaluates a 50,000 tpd project (“50,000 tpd Project”) that optimizes payable gold, capital efficiency, operating costs and net present value (“NPV”).

The 50,000 tpd Project highlights include:

●	Estimated proven and probable mineral reserves of 6.98 Moz of gold (280 Mt at 0.77 g Au/t) at a cut-off grade of 0.35 g Au/t(1)(2);
●	Average annual production of 395,000 ounces of gold over the mine life, including average annual production of 479,000 ounces of gold per year during the first seven years of operations following ramp-up and commissioning;

●	Life of Mine average cash costs of $817 per ounce, including average cash costs of $752 per ounce during the first seven years of operations following ramp-up and commissioning;
●	A 16-year operating life;
●	Initial capital requirements of $892 million which assume an owner-operated mining fleet, power generated on-site by a third-party, and a locally based employee workforce;
●	After-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce and an AUD:USD exchange rate of 0.71; and
●	After-tax NPV5% of $1,458 million and IRR of 26.7% at a price of $1,800 per ounce of gold and an AUD:USD exchange rate of 0.71 based on the Gold Price and Foreign Exchange Sensitivity Table below.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in this annual report on Form 10-K for additional information.

Key statistics of the 50,000 tpd Project are presented in the table below:

	Years 1-7(1)	Life of Mine (16 years)(2)
Average Plant Feed Grade (g Au/t)(3)	1.01	0.84
Average Annual Gold Production (koz)	479	395
Payable Gold Total (koz)	3,353	6,313
Average Recovery (%)	92.2%	91.6%
Cash Costs ($/oz)(4)	$752	$817
AISC ($/oz)(5)	$860	$928
Strip Ratio (waste:ore)	2.77	2.51
Initial Capital ($ millions)		$892
After-tax NPV 5% ($ millions)		$999.5
After-tax IRR		20.6%
After-tax Payback (Months)		47

Note: Table economics presented using $1,600/oz gold and a A$1.00 :$0.71 exchange.

(1) Years 1-7 start after the 6-month commissioning and ramp up period.

(2) Life of mine is from start of commissioning and ramp up through the final closure.

(3) Post-sorted grinding circuit feed grade.

(4) Cash Costs per ounce is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

(5) All-in Sustaining Costs (“AISC”) per ounce is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

The following chart presents the 50,000 tpd Project annual cash flow using $1,600/oz gold and an A$1.00:$0.71 exchange rate:

Mt Todd Gold Project - After-tax Cash Flow
($ Millions)
$600
$500
$400
$300
$200
$100
$0
-$100
-$200
-$300
-$400
-$500
-$600
$2,400
$2,000
$1,600
$1,200
$800
$400
$0
-$400
-$800
-$1,200
-$1,600
-$2,000
-$2,400
-$291
-$587
$247
$213
$334
$88
$175
$286
$262
$131
$27
$53
$102
$149
$192
$208
$219
$162
$30
-$15
-$63
-$21
$(877)
$2,001
Yr -2
-1
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
After-tax Cash Flow (Millions)
Cumulative After-tax Cash Flow (Millions)

The following table provides additional details of the 50,000 tpd Project economics at variable gold price and foreign exchange assumptions:

Gold Price and Foreign Exchange Rate Sensitivity Table ($ Millions)
Foreign	Gold Price
Exchange Rate	$1,300		$1,400		$1,500		$1,600		$1,700		$1,800		$1,900
($/A$)	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR	NPV5%	IRR
0.74	$214	8.6%	$453	12.4%	$674	15.5%	$911	19.0%	$1,144	22.1%	$1,372	25.0%	$1,589	27.7%
0.71	$304	10.2%	$541	14.0%	$762	17.3%	$999.5†	20.6%†	$1,229	23.7%	$1,458	26.7%	$1,674	29.4%
0.68	$393	11.9%	$626	15.6%	$851	18.9%	$1,085	22.3%	$1,313	25.7%	$1,543	28.5%	$1,758	31.3%

† Reflects the assumptions used for the economic analysis in the 2022 FS.

Key capital expenditures for the 50,000 tpd Project initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$81	$531
Process Plant	474	28
Project Services	56	89
Project Infrastructure	45	8
Site Establishment & Early Works	24	—
Management, Engineering, EPCM Services	100	—
Preproduction Costs	27	—
Contingency	86	44
Sub-Total	$892	$700
Asset Sale and Salvage	—	(37)
Total Capital	$892	$663	(1)

Total Capital per Payable Ounce of Gold	$141	$105	(1)

Note: Amounts may not add to total due to rounding. Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities.

(1) Net of asset sales.

The 2022 FS contemplates an owner-operated mining fleet at initial capital of $86 million and sustaining capital of $565 million, inclusive of contingency. The study assumes the equipment will be sold when retired from operations, at an estimated salvage value of $21 million. Fleet operators, along with other employees are expected to be community based, providing benefits by lower camp-related capital and operating costs. Mining equipment would be maintained through a full maintenance and repair contract with the manufacturer’s authorized dealer. Overall, this approach is expected to produce lower operating costs compared to contract mining.

The 2022 FS utilizes the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the efficiency of fine grinding and the resulting improved gold recoveries at a final grind size of P80 40 µm, and the selection of FLSmidth’s VXP mill as the preferred fine grinding mill.

The 50,000 tpd Project incorporates purchasing electrical power from a third-party. The power plant will be owned, operated, and provide power on a dedicated contract.

The following table presents a breakdown of 50,000 tpd Project operating costs.

Operating Cost	First 7 Years		Life of Mine Cost
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$8.52	$316	$6.79	$302
Processing	9.39	348	9.44	419
Site General and Administrative	1.06	39	0.99	44
Jawoyn Royalty(1)	0.86	32	0.72	32
Water Treatment	0.26	10	0.29	13
Tailings Management	0.08	3	0.08	4
Refining Costs(1)	0.09	3	0.08	3
Total Cash Costs(2)	$20.28	$752	$18.40	$817

Note: Table may not add to total due to rounding

(1)	Jawoyn Royalty and refining costs calculated at $1,600 per ounce gold and an A$1.00 : $0.71 exchange rate.
(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

In November 2020, we modified our agreement with the Jawoyn. The modified agreement provides the Jawoyn with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR. The combined GPR range is now from 1.125% to 3.0% and is reflected in the table above.

The life of mine production schedule contemplates 280.4 million tonnes of ore containing an estimated 6.98 million ounces of gold at an average grade of 0.77 g Au/t to be processed over a 16-year operating life of the Project. Total recovered gold is expected to be 6.31 million ounces. Average annual gold production over the life of the Project is expected to be 395,000 ounces, which includes averaging 479,000 ounces during the first seven years of commercial operations. Commercial operations are anticipated to begin after two years of construction and a six-month commissioning and ramp-up period

The following table summarizes the production schedule. The shaded portion of the table highlights the impact of sorting which reduces the tonnage processed by 10%, increases the processed grade by a similar percentage, and results in cost savings in the grinding, leaching and tailings handling.

Years	Pit Ore Mined (kt)	Waste Mined (kt)	Ore Crushed (kt)	Crushed Grade (g/t)	Contained Ounces (kozs)	Ore to CIP (Post Sorting) (kt)	CIP Grade (g/t)	Contained Ounces (kozs)	Gold Produced (kozs)	Recovery (%)
(1)	7,188	14,066	0	0	0	0	0.00	0	0	0
1 †	18,216	25,904	12,334	1.10	436	11,100	1.21	431	399	92.6%
2	30,578	38,623	17,750	0.88	503	15,975	0.97	497	458	92.1%
3	19,696	63,199	17,750	1.04	594	15,975	1.14	587	542	92.5%
4	15,218	69,774	17,799	0.66	378	16,019	0.73	373	341	91.3%
5	27,591	66,264	17,750	0.79	451	15,975	0.87	445	408	91.7%
6	25,499	74,510	17,823	1.03	591	16,041	1.13	583	539	92.4%
7	13,229	77,291	17,750	0.97	554	15,975	1.06	546	504	92.3%
8	7,779	71,277	17,774	0.69	392	15,997	0.75	386	352	91.2%
9	13,866	59,499	17,774	0.52	295	15,997	0.57	291	261	89.8%
10	14,523	50,082	17,750	0.55	312	15,975	0.60	308	277	90.1%
11	20,830	40,490	17,750	0.61	347	15,975	0.67	343	311	90.7%
12	18,523	13,685	17,774	0.72	410	15,997	0.79	404	370	91.4%
13	11,307	4,388	17,774	0.76	433	15,997	0.83	428	391	91.6%
14	13,829	1,866	17,750	0.79	448	15,975	0.86	442	406	91.7%
15	9,149	412	17,750	0.78	446	16,120	0.85	440	403	91.6%
16 ‡	0	0	16,710	0.64	344	15,968	0.66	341	310	90.7%
17 ‡	0	0	2,612	0.54	45	2,612	0.54	45	41	89.8%
Total	267,021	671,331	280,375	0.77	6,979	253,673	0.84	6,891	6,313	91.6%

Note: Amounts may not add due to rounding.

† Six-month startup and commissioning period ahead of full production

‡ Total milled ore includes material from the existing heap leach pad that is processed in years 16 and 17.

Mineral Resources and Mineral Reserves Estimates

The table below presents the estimated mineral resources for the Project. The effective date of the resource estimates is December 31, 2021. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 standards and CIM Definition Standards.

Mt Todd Gold Project – Summary of Gold Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 based on US$1,300/oz. Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Measured & Indicated	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources include proven and probable reserves.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

The mine plan in the 2022 FS includes both proven and probable mineral reserves and estimated total recovered gold at 6.31 million ounces. The following table presents the estimated mineral reserves for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Reserves at the End of the Fiscal Year Ended December 31, 2021 based – 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per ounce pit design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates is December 31, 2021.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

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
Third Rotation (Tilt: 0)

Property Holdings

In 2006, through an agreement with Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government, and the Jawoyn, we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of both parties with respect to Mt Todd site care and maintenance and potential future development. In 2017, the latter agreement was extended through the end of 2023.

Total land holdings controlled by Vista Gold Australia are approximately 1,705 Km2. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements are set out below. All of the estimated mineral resources are located within the boundaries of the MLs and substantially all of the estimated mineral resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, the portion of the related EL would have to be converted to an ML before mining operations could start.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	88 (due March 4)	N/A	May 4/ May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	29 (due March 4)	N/A	May 4/ May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4/ May 4
MLN 31525	1.6	188555E, 435665N	September 4, 2017	September 3, 2042	4 (due September 3)	N/A	May 4/ May 4
Subtotals	55.4				123	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2023	39 (due September 15)	125	May 14/ May 14
EL29886	595	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2023	45 (due September 15)	77	May 14/ May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2022	13 (due May 2)	12	May 14/ May 14
EL32004	163	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	4 (due November 20)	30	Dec 19/ Jan 19
ELA32005	149	Centered at approximately 160180E, 8445150N	Under application	Under application	Under application	Under application	Under application
Subtotals	1,650				101	244

Totals A$					224	244
Totals US$ (exchange rate of A$1.00 = $0.726 on December 31, 2021)					163	177

The surface land in the area of the contiguous MLs and ELs (excluding EL 32004) is freehold land owned by the Jawoyn. Because the Jawoyn have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous Land Use Agreement. Vista has a private agreement with the Jawoyn for access to the land.

Annually, we are required to submit a care and maintenance MMP to the DITT that details work to be done on the property. We have received approval for all work done on the Project to date and obtained approval for the EIS. We received our operational MMP in June 2021, which is the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP will be amended to align with the design changes in the 2022 FS. The remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans. Any future mining will require sufficient surety bonding to fund mine closure.

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital cost overruns in the mining industry over the last decade. Existing mining infrastructure items include:

●	a tailings storage facility with capacity for approximately 80 million tonnes of additional material;
●	a fresh water storage reservoir that would receive a two-meter dam raise and would harvest stormwater expected to be sufficient to provide process water for year-round operations for a 50,000 tpd operation;
●	a natural gas pipeline at site that can supply sufficient natural gas to meet the Project’s energy requirements which, coupled with the planned power generating plant, would save considerably on Project operating costs compared to grid-supplied power;
●	a paved road to site;
●	current electrical connection to the NT electric grid; and
●	reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of Mt Todd’s NT location include:

●	the Stuart highway – the main North / South highway in the NT is less than 10 kilometers from the Project site;
●	rail line parallel to the Stuart highway; and
●	the regional center of Katherine (population approximately 12,000) less than 40 kilometers from site and the NT capital of Darwin less than 250 kilometers from the Project site, which has port access.

The area has both historical and current mining activity and therefore a portion of the skilled workforce should be able to be sourced locally. In addition, Katherine offers the necessary support functions that are typically found in a medium-sized city with regard to supplies, accommodations, communications, etc.

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

Historical Operations

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

During late 1986, Pacific Gold Mines NL (“Pacific”) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits. Ore was transported to a CIP plant owned by Pacific at Moline. This continued until December 1987. Pacific ceased operations in the area in February 1988 having produced approximately 86,000 tonnes grading 4 g Au/t (historical reported production, not S-K 1300 or NI 43-101 compliant). Subsequent negotiations between the joint venture partners Shell Company of Australia (“Billiton”), Zapopan NL (“Zapopan”) and Pacific resulted in the acquisition of this ground and incorporation into the joint venture.

Billiton, who was the managing partner in an exploration program in the joint venture with Zapopan, discovered the Mt Todd mineralization, or more specifically the Batman deposit, in May 1988. In 1992, Pegasus acquired a shareholding in Zapopan, following which Zapopan acquired Billiton’s interest. Pegasus progressively increased their shareholding until they acquired full ownership of Zapopan in July 1995.

Historical preliminary studies (not S-K 1300 or NI 43-101 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (“EPCM”) award to Minproc in November of that year. The Phase I project was predicated upon a 4 million tonne per year (“Mtpy”) heap leach plant, which came on stream in late 1993. The treatment rate was subsequently expanded to a rate of 6 Mtpy in late 1994.

Based on our review of the historical project files, we believe that approximately 21.4 million tonnes grading 1.05 grams gold per tonne and containing 723,795 ounces of gold were extracted between 1993 and the termination of mining in 2000. Processing was by a combination of heap leach production from oxide ore and cyanidation of sulfide ore. The remaining mineralization consists of sulfide mineralization lying below and along strike of the existing open pit, and in hanging wall structures parallel to the main zone in the existing open pit.

Historical heap leach production is shown in the table below:

Category	Historical Heap Leach Production Reported
Tonnes Leached (million)	13.2
Head Grade (g Au/t)	0.96
Recovery (%)	53.8
Gold Recovered (oz)	220,755
Cost/t (AUD)	8.33
Cost/oz (AUD)	500
NOTE: All tonnages and grades are historical production numbers that pre-date Vista’s ownership. The QPs and issuer consider historical estimates to be relevant but not current.

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

In March 2006, Vista acquired the concession rights from the Deed Administrators and surface rights from the Jawoyn and entered into a contract with the NT Government.

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

The exploration effort initially focused on follow-up work on targets developed by Pegasus during their tenure on the property. These included the RKD target, Tablelands, and Silver Spray. During a review of Pegasus’ airborne geophysical survey data, five distinct magnetic highs were observed located within sedimentary rocks that should have a low magnetic signature. These features are similar to those at Batman, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The geophysical targets were prioritized following review of historical work in the area and site visits. To date, two of the geophysical targets, Golden Eye and Snowdrop, have been drilled and a third, Black Hill, has been covered by soil sampling.

The Wandie target has a different magnetic signature. Field examination identified small scale pits on an iron-rich outcropping.

There are no reportable mineral resources and mineral reserves on the ELs. No data from the ELs were used in the development of the 2022 FS results.

Exploration Sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	1,333	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2,601	143
2015	841	53
2016	241	27
2017	1,098	78
2018	341	132
2019	313	170
2020	278	9
2021	0	11
Total Samples	14,990	1,481

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

Sampling and assaying were performed under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the 2022 FS, as part of the overall Project sampling and assaying methodology.

Drilling

Batman Deposit

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

The table below shows a summary of Batman Deposit drilling from 1988 to 2017. A large percentage of the historical drilling was by reverse circulation (“RC”) of less than 100 meters in depth. The RC drilling was used for ore grade control during the mining operations of Pegasus and General Gold Resources. Vista’s drilling discovered a larger Batman Deposit resource by probing deeper with diamond drilling averaging 550 meters in depth.

Batman Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	RC (m)
1988	Truelove	17	1,475	—	—
1989	Kenny, Wegmann, Fuccenecco	133	6,263	8,562	3,065
1990	Wegmann, Fuccenecco, Gibbs	122	—	5,060	8,072
1991	Billiton	149	501	202	3,090
1992	Zapopan	18	—	1,375	1,320
1993	Zapopan	16	—	—	2,814
1994-1997	Pegasus Gold	170	—	—	22,534
1998-2000	General Gold Resources	105	—	7,436	26,365
2007	Vista	25	—	9,883	—
2008	Vista	16	—	8,938	—
2010	Vista	12	—	6,864	—
2011	Vista	7	—	4,480	—
2012	Vista	27	—	17,439	—
2015	Vista	5	—	3,185	—
2016-2017	Vista	4	—	1,635	—
1988-2017	Batman Total	826	8,239	75,059	67,260

Vista Drilling 2012 – 2017

Between the fourth quarter of 2012 and the end of the first quarter of 2017, the Vista exploration program at the Batman Deposit consisted of 22 diamond core drillholes containing 12,530 m that targeted both infill definitional drilling and step-out drilling.

The majority of drilling was angled so as to be approximately perpendicular to the mineralized core. This orientation more accurately transects the true thickness of the mineralization. The Batman Deposit mineralization forms a set of stacked plates that strike to the north and plunge steeply to the east. These mineralized zones have been defined by wireframes which are used to constrain the higher grades for resource estimation. Early drilling sampled the deposit near the surface allowing for shorter drillhole depths. Exploring the deeper portions of the deposit has required drill collars to be offset to the east with longer drillhole lengths to reach the mineralized zone. Recent Vista drilling in particular has targeted the deeper portions of the Batman Deposit. The positioning of the Vista drillhole collars were constrained to be outside of the flooded historical mine pit. Most Vista drilling has been oriented so as to transect the higher-grade mineralized zone

While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization resides in the core zone of the deposit.

Quigleys

The table below shows the Quigleys Deposit drilling history. The Quigleys Deposit was mined from 1982 to 1987 during which the largest amount of drilling was percussion type used for ore grade control.

Relevant intervals of mineralization are contained within blanket-like zones which are modeled with 3-D wireframes for resource estimation. The mineralized zones have been defined by wireframes which are used to constrain the higher grades for the resource estimation. The majority of drilling was angled so as to be approximately perpendicular to the mineralized core. This orientation more accurately transects the true thickness of the mineralization. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization resides within the defined zones. In 2011, Vista explored the potential for a deeper deposit with three diamond drillholes, each over 350 meters in depth.

Quigleys Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	RC (m)
1975	Australian Ores and Minerals/Esso	2	—	200	—
1981	Arafura Mining Corp / CRA	14	—	676.5	—
1982-1987	Pacific Gold Mines NL (Small Scale Mining)	603	41,429	9710	4,013
1989	Pacific Gold Mines	9	501	202	—
2011	Vista	3	—	1,090	—
1988-2017	Quigleys Total	631	41,930	11,878	4,013

Drilling Results

The results of drilling at the Batman Deposit and Quigleys Deposit were used to determine the gold mineral resource estimates for the Batman and Quigleys Deposit. Vista’s drilling discovered a larger Batman resource by probing deeper with diamond drilling averaging 550 meters in depth. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization at Batman resides in the core zone of the deposit. Relevant intervals of mineralization at Quigleys Deposit are contained within blanket-like zones which are modeled with 3-D wireframes for resource estimation. While there are random high-grade intercepts outside of the core zone, the majority of higher-grade mineralization at the Quigleys Deposit resides within the defined zones.

2020-2021 Drilling Program Results

Vista continued the “proof of geologic concept” exploration drilling started in 2020. In 2021, a total of 13 additional exploration drill holes were drilled on the MLs. The results of these drill holes continue to confirm the Vista interpretation of the mineralization and geologic structures between the Batman and Quigleys deposits along ta 5.4 Km trend. This drilling is widely spaced and not sufficient to develop any geologic resource estimates.

Drill Hole ID	Northing m (MGA94 z53)	Easting m (MGA94 z53)	Elevation (masl)	Bearing (°)	Dip (°)	Total Depth (m)	Drillhole Type
VB20-001	187603.0	8435654.0	148.0	270.0	-58.0	362.8	Diamond
VB20-002	187287.0	8435936.0	143.0	270.0	-58.0	280.0	Diamond
VB20-003	187272.0	8435933.0	140.0	266.0	-54.0	299.8	Diamond
VB20-004	187251.0	8435933.0	144.0	269.9	-50.0	148.0	Diamond
VB20-005	187263.0	8435898.0	151.0	269.9	-61.0	197.9	Diamond
VB21-001	187290.0	8345899.0	152.0	269.9	-61.0	234.5	Diamond
VB21-002	187662.0	8436402.0	164.0	275.0	-40.0	458.6	Diamond
VB21-003	187322.0	8435849	158.8	271.9	-62.0	285.7	Diamond
VB21-004	187942.0	8436407.0	148.0	87.9	-50.0	410.8	Diamond
VB21-005	187586.0	8436404.0	154.0	270.0	-50.0	445.7	Diamond
VB21-006	187629.0	8435852.0	132.0	92.9	-50.0	347.7	Diamond
VB21-007	187618.0	8436518.0	148.0	272.9	-50.0	299.9	Diamond
VB21-008	187758.0	8436406.0	137.0	276.0	-48.0	477.3	Diamond
VB21-009	188222.0	8436800.0	143.0	89.9	-50.0	437.5	Diamond
VB21-010	188071.0	8436413.0	153.0	86.0	-50.0	417.4	Diamond
VB21-011	187728.0	8436500.0	148.0	265.0	-50.0	398.8	Diamond
VB21-012	188435.0	8436405.0	155.0	260.9	-50.0	901.2	Diamond
VB21-013	187423.0	8436409.0	169.0	86.4	-53.0	311.9	Diamond

Sampling, Analysis and Data Verification

The sampling method and approach for drillholes completed between 2012 and 2018 was the same as has been used by Vista for all of the Vista diamond drilling. The drill core, upon removal from the core barrel, was placed into plastic core boxes. The plastic core boxes were transported to the sample preparation building where the core was marked, geologically logged, geotechnically logged, photographed, and cut into halves. One-half was placed into sample bags as nominal one-meter sample lengths, and the other half retained for future reference. The only exception to this was when a portion of the remaining core had been flagged for use in the ongoing metallurgical test work.

The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into “lots” for submission to Northern Analytical Laboratories for sample preparation and analytical testing. All of this work was done under the supervision of a Vista geologist.

The following section describes the sample preparation, analyses and security undertaken by Vista through the December 31, 2021 resource update.

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

The diamond drill core was boxed and stacked at the rig by the drill crews. Core was then picked up daily by members of the core handling crew and transported directly to the core logging shed. Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling. The nominal sample interval was one meter. When this process was completed, the core was moved into the core cutting/storage area where it was laid out for cutting and sampling. The core was logged using the following procedures:

●	One-meter depth intervals were marked out on the core by a member of the geologic staff;
●	Core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and were used for structural measurements. When orientation marks were insufficient an estimated orientation was indicated by a dashed line;
●	Geologic logging was then done by a member of the geologic staff. Assay intervals were selected at that time and a cut line marked on the core. The standard sample interval was one meter, with a minimum of 0.4 meters and a maximum of 1.4 meters;
●	Blind sample numbers were then assigned based on pre-labeled sample bags. Sample intervals were then indicated in the core tray at the appropriate locations; and
●	Each core tray was photographed and restacked on pallets pending sample cutting and stored on site indefinitely.

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

Vista requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs (NT) for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga (WA) for assay analyses. One in every 20 pulp or reject was sent from ALS in Alice Springs to Northern Australian Laboratories (“NAL”), Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. Following completion of assay results, all pulps and reject material was shipped back to the Mt Todd site and stored.

A comprehensive check of the quality of 12,365 assays in the database was undertaken by an outside auditor. Records were selected from among those that relate to mineralization that is still in situ. These were divided into three subsets, to be checked by three individual checkers. An additional 1,812 records were spot-checked in greater detail by a fourth individual. After the checking was done, from the original 12,365 records, 95% were selected that had gold value in the database and a gold assay in a source document such as an assay certificate. Of the assay pairs, 8,549 were “historical” in the sense of dating prior to Vista’s acquisition of the project and 3,262 assay pairs originate with Vista’s work. For context, Mt Todd assay table as of August of 2011 contained 118,550 records, 26,579 of them originating from Vista’s work.

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

Differences with no rounding or truncation of data

The tables show the comparison of the gold grade assays within the database and source documents. One of the three data sets checked contained 3,262 assays from drilling campaigns by Vista in 2007 and 2008. Checks of the Vista data against original sources were done by one individual, using essentially the same procedures as had been used for checking the historical assays. A summary table of the findings is presented below. Of the 12 differences noted, two are significant. A gold value of 0.005 ppm Au in the database compared to the correct gold value of 0.8 ppm Au. A gold value of 1.08 ppm Au in the database compared to the correct gold value of 0.01 ppm Au. In addition, a separate detailed audit was done on 638 assays on Vista drillhole VB08-036. This audit shows that discrepancies within the database on the global resource estimate are not material.

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

The Company requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs (NT) for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga (WA) for assay analyses. One in every 20 pulps or rejects was sent from ALS in Alice Springs to Northern Australian Laboratories (NAL), Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. No bias in assays was found with a slope of 0.992 and a correlation of 99%. There was only one significant difference that was detected from a total of 2,948 comparisons. The Company’s assaying protocols are observed and required for every assay program, regardless of whether the exploration work is for resource estimation or metallurgical testing.

John W. Rozelle, Senior Vice President of Vista and a qualified person as defined by S-K 1300 and NI 43-101, has verified the data disclosed in this document, including sampling, analytical and test data underlying the information contained in the disclosure.

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

Mining Operations

The Project is designed to be a large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation. Ore is planned to be processed in a comminution circuit consisting of large-scale equipment, including: a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers followed by X-ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by VXP Mills, as discussed in greater detail below. Vista plans to recover gold in a conventional carbon-in-pulp (“CIP”) recovery circuit.

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

Primary Crusher
Coarse Screen x2
Secondary Cone Crusher x2
Coarse Ore Stockpile
HPGR x2
Fine Screens x2
XRT Sorting x5
Laser Sorting x7
Ore Sorting Reject Bin
Cyclones x2
Ball Mill x2
Sump & Pumps
Sump & Pumps
Cyclones
VXP Mills x5
Cyclones
VXP Mills x5
Trash Screen x2
Pre-leach Thickener
Pump x2
Kiln Dewatering Screen
Regeneration Kiln
Carbon Quench Tank
Pre-Leach Conditioning Tanks
Leaching Tanks
Loaded Carbon Recovery
CIP Adsorption Tanks
Barren Carbon Dewatering Screen
Carbon Safety Screens
To Tailings
Detox Tanks
To Tailings
Acid Washing
Acid Makeup Tank
Elution Column
Primary & Secondary Heat Exchange
Thermal Heater
Elution Tank
Electrowinning Cell
Oven
Fluxing Table
Smelting Furnace
Safe
Doré

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness of the Batman deposit is consistent throughout the deposit and does not change at depth; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historical heap leach pad at the end of the proposed mine life.

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

HPGR Crusher Selection

The proposed 50,000 tpd Project comminution circuit incorporates the use of a gyratory crusher and two cone crushers for the primary and secondary stages, respectively, and the use of two HPGR crushers as the third-stage of the crushing circuit.

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

On a material mass basis, the combined XRT and laser sorting tests confirmed the Company’s expectation that it can reject approximately 10% of the run-of-mine feed as waste (test results range from 6.8% to 11.0%). The average grade of the rejected material is estimated to be 0.12 g Au/t (results range from 0.06 g Au/t to 0.23 g Au/t) compared to the mine cut-off grade of 0.35 g Au/t, resulting in a gold loss from the rejected waste of approximately 1.3%. The improvement in mill feed grade is expected to be approximately 8%, resulting in run-of-mine average mill feed grade of 0.84 g Au/t compared to the life-of-mine Batman Pit mineral reserve grade of 0.79 g Au/t.

Gold Recoveries

We continued evaluating gold recoveries using two-stage grinding and a finer product size. This test work has confirmed that the introduction of ore sorting to reduce the leach tonnage by approximately 10% and finer grinding to P80 of 40 µm yields an increase in recovery to ~91.6% on a weighted-average basis, net of solution losses.

A total of 71 additional leach tests were completed using the above mentioned two-staged grinding to confirm our resulting leach recoveries of 91.9%, net of solution losses. This test work has also confirmed a cyanide consumption rate of 0.88 kg per tonne.

Our recovery plant design utilizing a conventional, industry-proven, CIP circuit remains unchanged.

Existing Heap Leach Pad

In addition to analysis of freshly-mined material from the Batman deposit, Vista has analyzed the potential to process nearly 13.4 million tonnes of material from the existing heap leach pad at Mt Todd. The historical Mt Todd mine started as a heap leach operation with historical records indicating that the average grade of material placed on the pad was 0.96 g Au/t. Although the material was partially leached in the mid-1990s, Vista has drilled 24 air-rotary holes into the heap leach pad and assayed 361 samples, and Tetra Tech created a 3D resource model that has an average grade of 0.54 g Au/t.

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

The 2022 FS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of mine life. This ultimately is expected to reduce the scope of reclamation of the heap leach pad to the pad liner and regrading only.

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

In November 2018, we applied for the MMP approval, which is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP was approved in June 2021 and will be amended to align with the larger-scale design in the 2022 FS.

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

Water Treatment

We obtained approval of a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with an 80% protection limit environmental standard. We discharged treated water in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At the end of December 2021, the pit contained approximately 0.5 gigaliters of water due to previous dewatering operations. The present volume of water in the pit will not present any major issues when resuming operations in the Batman pit.

2022 Project Development Plans and Budget

Completing the 2022 FS during the first quarter of 2022 was Vista’s most significant development achievement. With the results of the 2022 FS announced February 9, 2022, our priority is now directed towards engaging with potential partners, investors and lenders as we pursue a range of development alternatives. Vista will also continue the “proof of geologic concept” exploration drilling started in 2020 to further confirm our interpretation of the mineralization and geologic structures between the Batman and Quigleys. As with drilling carried out during 2020 and 2021, our plan for 2022 includes widely spaced drill holes that are not expected to provide sufficient data to develop any mineral resource estimates. Recurring programs at Mt Todd will include continuation of our site-wide water management plan, geologic studies on the ELs, and required care and maintenance activities.

Vista expects to incur expenditures of approximately $4,000 during 2022 to carry out the development plans and other Mt Todd site activities as outlined above. Other activities may be undertaken as Vista continues to consider programs that that have potential to further increase the value of Mt Todd in a cost-effective manner.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of a) any material pending litigation or of any proceedings known to be contemplated by governmental authorities that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole and b) material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES.

We consider health, safety and environmental stewardship to be a core value of the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2021, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On February 22, 2022, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.81, there were 117,189,232 Common Shares issued and outstanding, and we had approximately 232 registered shareholders of record. The Company also has 7,408,101 unlisted warrants outstanding that are not actively traded on an exchange.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2021. The Company’s equity compensation plans as of December 31, 2021 were the Stock Option Plan, the Long-Term Incentive Plan (“LTIP”), and the Deferred Share Unit Plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,295,339	0.23	7,423,584
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,295,339	0.23	7,423,584

As of December 31, 2021, 1,998,339 restricted share units (“RSUs”) were outstanding under the LTIP, 930,000 deferred share units (“DSUs”) were outstanding under the DSU Plan, and 1,367,000 options were outstanding under the Stock Option Plan to acquire an aggregate of 4,295,339 Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2021, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

NYSE American Corporate Governance

Section 110 of the NYSE American Company Guide permits the NYSE American to consider the laws, customs and practices of foreign issuers in relaxing certain NYSE American listing criteria, and to grant exemptions from NYSE American listing criteria based on these considerations. A company seeking relief under these provisions is required to provide written certification from independent local counsel that the non-complying practice is not prohibited by home country law. A description of the significant ways in which the Company’s governance practices differ from those followed by domestic companies pursuant to NYSE American standards is as follows:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2021 and 2020, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” above.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. With the approval of the Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study in respect of Mt Todd (the “2022 FS”). We believe this work has added substantial value to the Project and positions the Project for near-term development.

The 2022 FS highlights a 19% increase in gold reserves from 5.85 million ounces, as reported in the Company’s amended 2019 pre-feasibility study, to 6.98 million ounces, supporting an operation with average annual production of 479,000 ounces of gold during the first seven years of commercial operations and a low operating cost profile that delivers significant cash flows over a 16-year mine life. See “Mineral Resources and Mineral Reserve Estimates” below for additional information. The 2022 FS reflects the inflationary pressures being faced currently by all operators and developers in the mining industry. While management believes this inflationary trend is transitory, management believes the resilience of Mt Todd is demonstrated by the project economics reflected in the 2022 FS.

Mt Todd’s economic returns benefit from the increase in the gold reserve estimate, favorable results of the power plant trade-off study and slightly lower energy costs in the NT. The increase in estimated gold reserves resulted from increasing the gold price used in the reserve estimate from $1,000 to $1,125 and changing the cut-off grade from 0.40 g Au/t to 0.35 g Au/t. Our decision to use a third-party power provider resulted in important positive impacts to our capital costs and insulates the Project from certain construction and operating risks while maintaining what we believe to be attractive operating costs. While our operating costs have increased as a result of higher labor, reagent, grinding media and over-the-fence power costs, our core energy costs yield some offsetting savings.

Management believes the results of the 2022 FS will appeal to potential partners, investors and lenders and allow the Company to evaluate a range of development alternatives as we continue to focus on maximizing shareholder value.

The Company continues to focus on monetizing non-core assets as a non-dilutive source of funding. Vista realized $2,500 in January 2022 in exchange for cancelling its remaining royalty interests in Awak Mas. The Company also owns a royalty interest in a U.S. exploration-stage project and used mill equipment that is being marketed by a third-party mining equipment dealer.

COVID-19 Pandemic Update

Vista’s response to the COVID-19 pandemic has been to ensure the health and safety of its employees and other stakeholders. We continue to follow mitigation measures recommended by government and health agencies in the jurisdictions where we operate. Australia has recently lifted restrictions on international travel to and from the country for fully vaccinated individuals. Vista has incurred costs while certain corporate objectives, including efforts to seek a strategic development partner or other form of transaction, were extended due to previous travel restrictions. These and other conditions may ultimately have a material adverse impact on the Company’s financial condition and results of operations. See “Liquidity and Capital Resources” and “Risk Factors” for additional information.

Mineral Resources and Mineral Reserves Estimates

The table below presents the estimated mineral resources for the Project. The effective date of the resource estimates is December 31, 2021. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 standards and CIM Definition Standards.

Mt Todd Mineral Resources

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Measured & Indicated	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources include proven and probable reserves.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project Mineral Reserves – 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per ounce pit design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates is December 31, 2021.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

Results from Operations

Summary

Consolidated net loss for the year ended December 31, 2021 was $15,237, or $0.14 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net income for the year ended December 31, 2020 was $420, or $0.00 per Common Share on both a basic and diluted basis. The principal components of our 2021 net loss and the year-over-year changes are discussed below.

The Company had cash and short-term investments totaling $13,141, working capital of $12,164, and no debt as of December 31, 2021.

Gain on Disposal of Mineral Property Interests, Net

In January and June 2021, the Company received a total of $2,100 for cancellation of its royalty interests and back-in right in the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”). The January 2021 payment of $1,100 was initially recorded as deferred option gain, with the full $2,100 being recognized as a gain upon receipt of the second payment of $1,000 in June 2021.

The gain on disposal of mineral property interests was $6,108 for the year ended December 31, 2020. This gain resulted from two transactions. In May 2020, we recognized $2,568 for the partial cancelation of a net smelter return royalty (“NSR”) on gold ounces produced at the Awak Mas project. Then in July 2020, the Company recognized a gain of $3,540 upon receipt of the final $1,500 Los Reyes option payment and transferred control of the project to Prime Mining Corporation.

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs, including fixed costs, discretionary programs, and non-cash stock-based compensation, were $7,942 and $4,545 during the years ended December 31, 2021 and 2020, respectively. These costs were predominantly associated with Mt Todd and were comprised of fixed costs and discretionary costs.

For the years ended December 31, 2021 and 2020, our fixed exploration, property evaluation and holding costs totaled $3,855 and $3,266, respectively. These costs included expenditures necessary to ensure that we preserve our property rights and meet our safety, regulatory and environmental responsibilities. The principal components of the increase in 2021 included greater direct involvement by corporate personnel on specific Mt Todd activities and higher personnel costs.

Expenses incurred for 2021 Mt Todd discretionary programs totaled $4,087. Such discretionary programs include $2,232 for preparing the 2022 FS and $1,702 for exploration drilling, plus additional staffing expenses to support drilling and other activities. Expenses for 2020 discretionary programs totaled $1,279. These programs included geotechnical and exploration drilling, activities to support the government’s review of Vista’s operational MMP, modification of our agreement with the Jawoyn Association Aboriginal Corporation (the “Jawoyn”) and the strategic initiative to secure a development partner for Mt Todd.

Included in the 2021 and 2020 exploration, property evaluation and holding costs were non-cash stock-based compensation of $354 and $332, respectively.

Corporate Administration

Corporate administration costs were $3,945 and $3,777 during the years ended December 31, 2021 and 2020, respectively. The 2021 and 2020 corporate administration costs included non-cash stock-based compensation of $533 and $581, respectively. Costs were generally higher during 2021 due to higher insurance and personnel expenses, partially offset by lower legal and compliance costs.

Write-down of plant and equipment

During the year ended December 31, 2021, the Company reduced the carrying value of the used mill equipment to $nil based on management’s estimate of recoverability. This estimate reflects management’s consideration of the duration this equipment has been actively marketed by an independent broker and the current competitive market conditions for used equipment yielding no sales. These inputs used in valuing our used mill equipment involved a high degree of subjectivity and resulted in management not having the ability to estimate recoverable sales proceeds with sufficient certainty. The Company recorded this reduction as an operating loss of $5,500 in our Consolidated Statements of Income/(Loss). The used mill equipment continues to be marketed by the independent broker.

Non-Operating Income and Expenses

Gain on Other Investments

Gain on other investments was $46 and $2,405 for the years ended December 31, 2021 and 2020, respectively. On September 22, 2021, the shareholders of Nusantara Resources Limited (“Nusantara Resources”) approved a scheme of arrangement whereby PT Indika Mineral Investindo offered to acquire all issued shares of Nusantara Resources for A$0.35 per share. The transaction closed in October 2021, resulting in Vista receiving $339 upon tendering its Nusantara Resources shares and recording a gain of $46. The Company sold all of its remaining 6,882,115 shares of Midas Gold Corp. and received net proceeds of $5,788 during the year ended December 31, 2020, which made up a majority of the gain in 2020.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $10,620 and $6,955 for the years ended December 31, 2021 and 2020, respectively. The increase in net cash used in operating activities resulted from higher cash expenditures for exploration and property evaluation, including continuation of exploration drilling throughout 2021, and expenses associated with the 2022 FS.

Investing Activities

Net cash provided by investing activities of $2,631 for the year ended December 31, 2021 resulted primarily from receipt of $2,100 under the Los Reyes agreement, $339 from the sale of Nusantara Resources shares, and $315 for payments related to Awak Mas, offset by fixed asset purchases of $139.

Net cash provided by investing activities of $11,628 for the year ended December 31, 2020 resulted primarily from $5,788 received from the sale of our Midas Gold Corp. shares, $3,048 received for both the partial cancellation of the Awak Mas royalty and the receipt of the final Los Reyes option payment, and $2,860 of net redemptions of short-term investments comprised of U.S. Government Treasury bills and notes.

Financing Activities

Net cash of $12,984 for the year ended December 31, 2021 was provided by net proceeds of $12,323 from the Company’s July 2021 public offering (“2021 Offering”) (described below) and $1,062, which included $191 relating to sales in 2020 that settled for cash in January 2021, under the ATM Program (defined below), partially offset by payments of $401 for employee withholding tax obligations in lieu of issuing Common Shares.

Net cash of $1,681 for the year ended December 31, 2020 was provided mainly from net proceeds from equity financing of $1,768, which was received upon issuance of Common Shares under our ATM Program, partially offset by payments of $124 for employee withholding tax obligations in lieu of issuing Common Shares

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $13,141 at December 31, 2021 compared to $8,162 at December 31, 2020. The net increase of $4,979 during 2021 reflects net proceeds of $12,323 from the 2021 Offering, $2,100 for cancellation of the royalty interests and back-in right in Los Reyes, $1,062 raised under the ATM Program, $339 of proceeds from sale of the Nusantara Resources shares and $315 for payments to Vista related to Awak Mas. These cash inflows were offset by expenditures of $11,160. For additional details see the “Results from Operations” section above and the preceding discussions in this section of operating activities, investing activities and financing activities.

During July 2021, we closed the 2021 Offering of 12,272,730 units (the “Units”) for net proceeds of $12,323. Each Unit consisted of one Common Share and one-half of one Common Share purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder thereof to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable until July 12, 2024. See footnote 6 to the accompanying financial statements for more details on the 2021 Offering. The Company has allocated and intends to continue to allocate the proceeds from the 2021 Offering to advance programs at Mt Todd by further refining technical aspects of the Project, enhancing economic returns, and supporting the Company’s objective of securing a development partner. Among the programs funded with these net proceeds were additional drilling of a third phase in the current exploration program and work towards completing the 2022 FS, as well as related engineering/design work and other technical studies. Remaining proceeds will be used for working capital requirements and/or for other general corporate purposes, which include ongoing regulatory, legal and accounting expenses, management and administrative expenses, and other corporate initiatives.

As a secondary measure of liquidity, the Company had working capital of $12,164 as of December 31, 2021. This amount included a deferred option gain of $383 related to the Awak Mas transaction. The deferred option gains will ultimately be recognized as income and not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources as of December 31, 2021 included current assets totaling $13,952 offset by accounts payable and accrued liabilities of $1,405. This compares to current assets totaling $9,407 offset by accounts payable and accrued liabilities of $1,058 at December 31, 2020.

Vista has implemented certain health and safety standards in response to the COVID-19 pandemic, the cost of which have been minimal. However, we incurred other corporate and Mt Todd costs while certain corporate objectives, including efforts to secure a strategic development partner or other form of transaction were extended due to travel restrictions. Australia recently lifted restrictions on international travel to and from the country for fully vaccinated individuals.

Although management believes this is a positive event, its ultimate impact on the Company’s costs and timing to achieve objectives cannot be determined at this time. To date, Vista has maintained sufficient working capital by monetizing non-core assets, limited use of the ATM Program, and the 2021 Offering. However, continuing implications of the COVID-19 pandemic, the extent of economic recovery, and other conditions affecting the Company could affect the Company’s ability to raise additional working capital on reasonable terms, or at all. These conditions and the impact on investors, banking institutions, businesses, the global economy or financial and commodity markets may have a material adverse impact on the Company’s financial condition and results of operations.

With the recent completion of the 2022 FS, the most significant discretionary program in progress is the current phase of exploration drilling. We will have final payments during 2022 to vendors for work to finalize the 2022 FS. Management estimates total remaining 2022 cash expenditures for these programs and several other smaller discretionary programs will total approximately $1,900, $550 of which was included in accounts payable and accrued liabilities at year end 2021. Other potential discretionary programs that may be undertaken during 2022 could total up to an additional $800. Fixed costs for corporate activities and Mt Todd care and maintenance are expected to be approximately $7,000 in 2022. Cash inflows during 2022 from non-core assets include the $2,500 received in January 2022 for canceling the remaining Awak Mas royalties. Other potential sources of cash inflows include additional monetization of non-core assets and limited use of the ATM Program.

Giving consideration to conditions associated with the pandemic and the Company’s ongoing initiatives, we believe our existing working capital as of December 31, 2021, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least 12 months.

We are evaluating potential partners, investors and lenders as we pursue a range of development alternatives for Mt Todd. Activities to date have focused largely on a joint venture transaction., The objective of this approach is to receive a purchase price reflective of the intrinsic value of Mt Todd. With completion of the 2022 FS, management is also evaluating other alternatives and we plan to consider other transaction arrangements that meet our expectations to realize an appropriate valuation for our shareholders. There can be no assurance that we will be successful in securing a development partner or other transaction on acceptable terms, or at all.

For ongoing working capital requirements, the Company continues to focus on monetizing non-dilutive non-core assets as a source of funding. Vista realized $2,500 in January 2022 in exchange for cancelling its remaining royalty interests in Awak Mas. The Company also owns another royalty interest in the U.S. and used mill equipment that is being marketed by a third-party mining equipment dealer.

The Company was party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company could, but was not obligated to, issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. Through June 30, 2021, aggregate net proceeds sold under the ATM Program totaled $2,830, which included $871 during the six-months ended June 30, 2021. In July 2021, the ATM Program was suspended in conjunction with the 2021 Offering.

Vista subsequently filed for and received notice of effectiveness of a new shelf registration statement in November 2021 with the Securities and Exchange Commission. In December 2021, the Company renewed the ATM Agreement on substantially the same terms to provide for aggregate sales proceeds up to $10,000 from and after the date of the renewed ATM Agreement (the “2021 ATM Program”). The entire $10,000 under the 2021 ATM Program remained available as of December 31, 2021.

Offers or sales of Common Shares under the 2021 ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. Our primary objective is to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders. Our funding strategy is to maintain a low expenditure profile, realize value from non-core assets and, when necessary, issue additional equity or find other means of financing. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment in our Condensed Consolidated Balance Sheets are dependent on our ability to attract sufficient capital resources to execute our strategy and the ultimate success of our programs to enhance and realize value, most importantly at Mt Todd.

Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at December 31, 2021
	Total	Level 1	Level 3
Other investments	$—	$—	$—
Used mill equipment (non-recurring)	$—	$—	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

Other investments were classified as Level 1 of the fair value hierarchy as they were valued at unadjusted quoted market prices in an active market and included in other investments on the Consolidated Balance Sheets for each period presented.

There were no material transfers between levels nor were there any changes in valuation techniques in 2021. At December 31, 2021, the value of other investments was $nil because the Nusantara Resources shares were sold in October 2021.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2021
Revenue	$—	$—	$—	$—
Net income/(loss)	$(8,316)	$(3,069)	$(753)	$(3,099)
Basic income/(loss) per share	$(0.08)	$(0.02)	$(0.01)	$(0.03)
2020
Revenue	$—	$—	$—	$—
Net income/(loss)	$(2,202)	$4,220	$1,902	$(3,500)
Basic income/(loss) per share	$(0.03)	$0.05	$0.01	$(0.03)

Critical Accounting Estimates and Recent Accounting Pronouncements

Critical Accounting Estimates

Critical accounting estimates are accounting estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Management has identified the following critical accounting estimates. See Note 2 to our consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional accounting policies and estimates.

Impairment Assessment of Long-Lived Assets

Our long-lived assets are evaluated for impairment when information becomes available indicating that the carrying value may not be recoverable. The inputs used in the valuing our used mill equipment included the duration this equipment has been actively marketed by an independent broker and the current competitive market conditions for used equipment yielding no sales. These inputs involved a high degree of subjectivity and were considered by management in its estimate of recoverable sales proceeds.

Assumptions and estimates considered in valuing our mineral properties included management’s expectations for the price of gold, foreign exchange rates, costs to build and operate the mine, and projected cash flows. These assumptions are subjective and subject to uncertainty over an extended period of time. A feasibility study reduces the uncertainty around some assumptions to an acceptable level and is a primary source of evidence.

Stock-Based Compensation

Our stock plans include awards that vest based on performance criteria. Stock-based compensation expense for these awards is estimated quarterly, including adjustments to previous recognized expense, based on anticipated achievement of performance criteria. The quarterly estimated vesting percentage reflects management’s assessment of progress in accomplishing defined corporate objectives. Upon vesting, current period expense is adjusted based on the actual achievement of performance criteria.

Income Taxes

We have assets, hold interests, and conduct activities in several countries and are subject to their tax regimes. Tax laws are complex and continue to evolve. While we have a history of losses, our assumptions made in tax returns are subject to review and interpretation by taxing authorities and could be modified. Our critical tax estimates include timing of future income, deductibility of expenses, sustainability of tax positions, valuation allowances on deferred tax assets, and allocation of expenses between companies.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for recent accounting pronouncements applicable to the Company.

Non-U.S. GAAP Financial Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided certain non-U.S. GAAP prospective financial performance measures. Because the non-U.S. GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of such non-U.S. GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-U.S. GAAP measures associated with Cash Costs, All-in Sustaining Costs (“AISC”) and resulting per ounce and per tonne processed metrics are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent costs and unit-cost measures related to the Project.

We believe that these metrics help investors understand the economics of the Project. We present the non-U.S. GAAP financial measures for our Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed in this report. Other companies may calculate these measures differently.

Cash Costs, AISC and Respective Unit Cost Measures

Cash Costs and AISC, and respective unit cost measures, are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a comparable standard. The Company reports Cash Costs and AISC on a per ounce and per tonne processed basis because we believe these metrics more completely reflect mining costs over specified periods and the life of mine. Similar metrics are widely used in the gold mining industry as comparative benchmarks of performance.

Cash Costs consist of Project operating costs, refining costs, and the Jawoyn royalty. The sum of these costs is divided by the corresponding payable gold ounces or tonnes processed to determine Cash Cost per ounce or per tonne processed metrics, respectively.

AISC consists of Cash Costs (as described above), plus sustaining capital costs. The sum of these costs is divided by the corresponding payable gold ounces or tonnes processed to determine AISC per ounce or per tonne processed metrics, respectively.

Other costs excluded from Cash Costs, and AISC include depreciation and amortization, income taxes, government royalties, financing charges, costs related to business combinations, asset acquisitions other than sustaining capital, and asset dispositions.

The following tables demonstrate the calculation of Cash Costs, AISC, and the respective unit-cost metrics for amounts presented in this report.

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	koz	3,353	6,313
Operating Costs	US$000s	2,401,667	4,935,717
Refining Cost	US$000s	11,564	21,943
Royalties	US$000s	107,292	202,032
Cash Costs	US$000s	2,520,523	5,159,692
Cash Cost per ounce	US$/oz	$752	$817

Sustaining Capital	US$000s	363,456	700,205
All-In-Sustaining Costs	US$000s	2,883,980	5,859,897
AISC per ounce	US$/oz	$860	$928

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	koz	3,353	6,313
Tonnes processed	kt	124,298	280,375

Mining Costs	US$000s	$ 1,059,410	$ 1,903,807
Processing Costs	US$000s	1,166,536	2,647,563
Site General and Administrative Costs	US$000s	131,411	278,015
Water Treatment	US$000s	32,887	82,692
Tailings Management	US$000s	11,423	23,640
Refining Cost	US$000s	11,564	21,943
Jawoyn Royalty	US$000s	107,292	202,032
Cash Costs	US$000s	$ 2,520,523	$ 5,159,692

Per Payable Ounce:
Mining Cost per ounce	$/oz	$315.97	$301.55
Processing Cost per ounce	$/oz	348.23	419.35
Site General and Administrative Costs per ounce	$/oz	39.19	44.04
Water Treatment per ounce	$/oz	9.81	13.10
Tailings Management per ounce	$/oz	3.10	3.74
Refining Cost per ounce	$/oz	3.45	3.48
Jawoyn Royalty per ounce	$/oz	32.00	32.00
Cash Cost per ounce	$/oz	$751.75	$817.25

Per Tonne Processed:
Mining Cost per tonne processed	$/tonne	$8.52	$6.79
Processing Cost per tonne processed	$/tonne	9.39	9.44
Site General and Administrative Costs per tonne processed	$/tonne	1.06	0.99
Water Treatment per tonne processed	$/tonne	0.26	0.29
Tailings Management per tonne processed	$/tonne	0.08	0.08
Refining Cost per tonne processed	$/tonne	0.09	0.08
Jawoyn Royalty per tonne processed	$/tonne	0.86	0.72
Cash Cost per tonne processed	$/tonne	$20.28	$18.40

(1)Years 1-7 start after the 6-month commissioning and ramp up period.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2021, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Vista Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income/(loss), stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Impairment Assessment over Used Mill Equipment – Refer to Notes 5 and 8 to the financial statements.

During the year ended December 31, 2021, the Company reduced the carrying amount of the used mill equipment to $nil to reflect management’s estimate of recoverability. This estimate reflects management’s consideration of the duration this equipment has been actively marketed by an independent broker and the current competitive market conditions for used equipment yielding no sales.

We identified the Company’s impairment charge for its used mill equipment as a critical audit matter. The principal considerations for our determination include the high degree of subjectivity associated with the significant assumption included in management's impairment assessment and management not having the ability to estimate recoverable sales proceeds with sufficient certainty. The significant assumption is the Company’s ability to sell the used mill equipment in the current market environment.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

•	We gained an understanding of the Company’s internal controls over management’s impairment assessment of its used mill equipment.
•	We evaluated management’s impairment analysis.
•	We evaluated the significant assumption used to estimate fair value.

/s/ PLANTE & MORAN, PLLC

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 24, 2022

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$12,757	$7,762
Short-term investments (Note 3)	384	400
Other investments, at fair value (Note 3)	—	293
Other current assets	811	952
Total current assets	13,952	9,407

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	233	5,643
Right-of-use assets	12	34
Total non-current assets	2,391	7,823
Total assets	$16,343	$17,230

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$566	$356
Accrued liabilities and other	839	702
Deferred option gain (Note 4)	383	68
Total current liabilities	1,788	1,126
Non-current liabilities:
Provision for environmental liability (Note 12)	240	240
Other liabilities	21	13
Total non-current liabilities	261	253
Total liabilities	2,049	1,379

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2021 - 117,189,232 and 2020 - 103,171,904 (Note 6)	474,181	460,501
Accumulated deficit	(459,887)	(444,650)
Total shareholders’ equity	14,294	15,851
Total liabilities and shareholders’ equity	$16,343	$17,230

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Year Ended December 31,
	2021	2020
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$2,100	$6,108
Exploration, property evaluation and holding costs	(7,942)	(4,545)
Corporate administration	(3,945)	(3,777)
Depreciation and amortization	(49)	(48)
Write-down of plant and equipment (Note 5)	(5,500)	—
Total operating expense	(15,336)	(2,262)

Non-operating income:
Gain on other investments (Note 3)	46	2,405
Interest income	3	16
Other income	50	261
Total non-operating income	99	2,682

Income/(loss) before income taxes	(15,237)	420
Net income/(loss)	$(15,237)	$420

Basic:
Weighted average number of shares outstanding	110,263,237	101,814,139
Net income/(loss) per share	$(0.14)	$0.00

Diluted:
Weighted average number of shares outstanding	110,263,237	104,478,920
Net income/(loss) per share	$(0.14)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2020	100,698,124	$457,716	$(445,070)	$12,646
Shares issued, net of offering costs (Note 6)	2,028,334	1,959	—	1,959
Shares issued (RSUs vested, net of shares withheld) (Note 6)	395,446	(124)	—	(124)
Shares issued (exercise of stock options) (Note 6)	50,000	37	—	37
Stock-based compensation (Note 6)	—	913	—	913
Net income	—	—	420	420
Balances at December 31, 2020	103,171,904	$460,501	$(444,650)	$15,851

Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	13,071,000	13,194	—	13,194
Shares issued (RSUs vested, net of shares withheld) (Note 6)	946,328	(401)	—	(401)
Stock-based compensation (Note 6)	—	887	—	887
Net loss	—	—	(15,237)	(15,237)
Balances at December 31, 2021	117,189,232	$474,181	$(459,887)	$14,294

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$(15,237)	$420
Adjustments to reconcile net income/(loss) to net cash used in operations:
Depreciation and amortization	49	48
Stock-based compensation	887	913
Gain on disposal of mineral property interests, net	(2,100)	(6,108)
Write-down of plant and equipment	5,500	—
Gain on other investments	(46)	(2,405)
Change in working capital account items:
Other current assets	(50)	(279)
Accounts payable, accrued liabilities and other	377	456
Net cash used in operating activities	(10,620)	(6,955)
Cash flows from investing activities:
Proceeds from sales of marketable securities	339	5,788
Disposition of short-term investments, net	16	2,860
Additions to plant and equipment	(139)	(68)
Proceeds from option/sale agreements, net	2,415	3,048
Net cash provided by investing activities	2,631	11,628
Cash flows from financing activities:
Proceeds from equity financing, net	13,385	1,768
Payment of taxes from withheld shares	(401)	(124)
Proceeds from exercise of stock options	—	37
Net cash provided by financing activities	12,984	1,681

Net increase in cash and cash equivalents	4,995	6,354
Cash and cash equivalents, beginning of period	7,762	1,408
Cash and cash equivalents, end of period	$12,757	$7,762

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. With the approval of the Mining Management Plan in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study for Mt Todd and are evaluating a potential partners, investors and lenders as we pursue a range of development alternatives.

2. Significant Accounting Policies and Estimates

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista and its subsidiaries, all of which are more-than-50% owned subsidiaries and under Vista’s control. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP.

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: asset impairments, the fair value and accounting treatment of financial instruments including warrants; useful lives of assets for asset depreciation purposes; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; and the provision for environmental liabilities. Management based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased. Because of the short maturity of these investments, carrying amounts approximate their fair values.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2021 and 2020, net foreign currency gains/(losses) were insignificant.

Short-term Investments

Short-term investments consist of securities with original maturity dates greater than 90 days and less than one year. These securities are typically United States or Australian government treasury bills and/or notes. Short-term investments are recorded at amortized cost and are classified as debt securities held-to-maturity as the Company has the intention and ability to hold these instruments until their original maturity date at the time of purchase.

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

Recent Accounting Pronouncements

Government Assistance

In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832) Disclosures by Business Entities About Government Assistance, which requires additional footnote disclosure around material government assistance received by the entity. Disclosure includes the nature and amount of government assistance, commitments made by the Company, and significant components of the terms and conditions of the assistance. The Company is evaluating the impact of this pronouncement on its annual financial statements. The standard will be effective for the Company starting on January 1, 2022. Because the standard only affects footnote disclosure, it is not expected to result in a material effect on the financial statements.

3. Other Investments

Short-term investments

As of December 31, 2021 and 2020, the amortized cost basis of our short-term investments was $384 and $400, respectively. The amortized cost basis approximates fair value at December 31, 2021 and 2020. Short-term investments at December 31, 2021 and 2020 are comprised of Australian or U.S. Government instruments, all of which have maturity dates greater than 90 days but less than one year.

Other investments

The Company held 1,333,334 shares of Nusantara Resources Limited (“Nusantara Resources”) as of December 31, 2020. On September 22, 2021, the shareholders of Nusantara Resources approved a scheme of arrangement whereby PT Indika Mineral Investindo (“Indika”) offered to acquire all issued shares of Nusantara Resources for A$0.35 per share. The transaction closed on October 6, 2021, resulting in Vista receiving $339 upon tendering its Nusantara Resources shares.

Investments in marketable securities are recorded at fair value in the Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) in the period in which they occur. During the year ended December 31, 2020, the Company sold its common shares of Midas Gold Corp. (“Midas Gold Shares”) for net proceeds of $5,788 at a gain of $2,574 compared to the most recent measurement period. Cumulative realized loss since acquisition of these Midas Gold Shares in April 2011 was $11,841, of which $14,415 was recognized in previous periods as unrealized loss, net.

The following table summarizes our investments in marketable securities as of December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
Fair value at beginning of period	$293	$3,676
Midas Gold Shares sold	—	(5,788)
Nusantara Resources shares sold	(339)	—
Realized gain	46	2,405
Fair value at end of period	$—	$293

4. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2020	At December 31, 2019
Mt Todd, Australia	$2,146	$2,146

Guadalupe de los Reyes, Sinaloa, Mexico

In July 2020, the Company received the final $1,500 payment from Prime Mining Corporation (“Prime Mining”) for sale of the Guadalupe de los Reyes gold and silver project in Sinaloa, Mexico (“Los Reyes”). Upon receipt of final payment and transfer of the Los Reyes project to Prime Mining during the three months ended September 30, 2020, Vista recognized an operating gain of $3,540, inclusive of previously deferred option gain of $2,892 and net of associated closing costs. As part of the terms of sale, Prime Mining was required to make additional payments to Vista of $2,100 in lieu of Vista being granted certain royalty and back-in rights. Prime Mining paid $1,100 in January 2021 and $1,000 in June 2021. Having received these payments as scheduled, Vista has no remaining right to be granted the royalties and back-in right, and Vista recognized a gain on disposal of mineral property interests of $2,100 during the year ended December 31, 2021.

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. During 2019, Vista and the holder of Awak Mas, Nusantara Resources, amended the original royalty agreement to allow the holder or a nominated party to make a $2,400 payment to Vista by April 30, 2020 to cancel a 1% NSR on the first 1,250,000 ounces produced at Awak Mas and a 1.25% NSR on the next 1,250,000 ounces produced. On May 5, 2020, the Company received $2,400 to cancel the related 1% NSR and 1.25% NSR. The gain recognized upon receipt of this payment was $2,568, which included the $2,400 payment plus $168 of previously deferred option gain.

The Nusantara Resources subsidiary or a nominated party also had the right to cancel the remaining 1% NSR and 1.25% NSR for an additional payment of $2,500 by April 30, 2021. Vista and the Nusantara Resources subsidiary agreed in April 2021 to extend the payment date for the remaining $2,500 to not later than January 31, 2022 upon payment of certain extension fees. Vista received $315 during the year ended December 31, 2021 for extension fees. In October 2021, Nusantara Resources was acquired by Indika, which became the holder of Awak Mas. Indika made the final $2,500 payment on January 28, 2022. In 2022, the Company will recognize a gain for this amount plus $383 that is carried as deferred option gain as of December 31, 2021.

5. Plant and Equipment

	December 31, 2021			December 31, 2020
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,359	$5,126	$233	$5,306	$5,163	$143
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	5,500	—	5,500
	$5,692	$5,459	$233	$11,139	$5,496	$5,643

During the year ended December 31, 2021, the Company reduced the carrying value of the used mill equipment to $nil to reflect management’s estimate of recoverability. The Company recorded this reduction as an operating loss of $5,500 in our Consolidated Statements of Income/(Loss). The inputs used in the valuing the used mill equipment included the duration this equipment has been actively marketed by an independent broker and the current competitive market conditions for used equipment yielding no sales. These inputs used in valuing the used mill equipment involved a high degree of subjectivity and resulted in management not having the ability to estimate recoverable sales proceeds with sufficient certainty. The used mill equipment continues to be marketed by the independent broker.

6. Common Shares

Equity Financing

During July 2021, we closed a public offering of 12,272,730 units (the “Units”) for net proceeds of $12,323 (the “2021 Offering”). The stock issuance costs associated with the 2021 Offering were $1,177. Each Unit consisted of one common share of the Company (each a “Common Share”) and one-half of one Common Share purchase warrant (each full warrant, a “Warrant”). A total of 7,408,101 Warrants were issued, including 920,454 Warrants purchased by the underwriters pursuant to an overallotment option and 351,282 broker Warrants issued to the underwriters as compensation. Each Warrant entitles the holder thereof to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing of the 2021 Offering. The Warrants, which are classified as equity, had an aggregate relative fair value of $1,991 upon the issuance thereof on the closing date. The relative fair value of Warrants was estimated at the grant date using the Black-Scholes option pricing model using the following assumptions: 1) expected volatility of 70.6%, 2) risk-free rate of 0.43%, 3) contractual term of 3 years, and 4) stock price on the closing date of $0.89 per Common Share. A relative fair value of $11,509 was allocated to the Common Shares.

Vista was party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company had the right, but was not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities could be offered in Canada under the ATM Agreement. The ATM Agreement was amended in June 2020 to remain in force until terminated by either party. During the year ended December 31, 2020 the Company sold 2,028,334 Common Shares for net proceeds of $1,959 under the ATM Program, which included $191 that settled for cash in January 2021. During the year ended December 31, 2021 the Company sold 798,270 Common Shares for net proceeds of $871 under the ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended. In July 2021, the ATM Program was suspended in conjunction with the 2021 Offering.

Vista subsequently filed for and received notice of effectiveness of a new shelf registration statement in November 2021 with the Securities and Exchange Commission. In December 2021, the Company renewed the ATM Agreement on substantially the same terms, to provide for aggregate sales proceeds up to $10,000 (the “2021 ATM Program”). The entire $10,000 under the 2021 ATM Program remained available as of December 31, 2021.

Other Share Issuances

During the years ended December 31, 2021 and 2020 we issued 946,328 and 445,446 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”) and/or stock option exercises.

Warrants

Warrant activity is summarized in the following table. Intrinsic value is the aggregate value of warrants that were in the money at the end of the period. The warrants are subject to standard anti-dilution provisions.

		Weighted	Weighted
		average	average
	Warrants	exercise price	remaining life
	outstanding	per share	(yrs.)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of December 31, 2021	7,408,101	$1.25	2.5

Stock-Based Compensation

The Company’s stock-based compensation plans include: RSUs currently outstanding under the Company’s long-term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was:

	Year Ended December 31,
	2021	2020
RSUs	$672	$643
DSUs	212	209
Stock Options	3	61
	$887	$913

Phantom units	$26	$98

As of December 31, 2021, unrecognized compensation expense for RSUs was $312, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2019	1,491,301	$0.51
Granted	1,609,000	0.41
Cancelled/forfeited	(237,853)	0.60
Vested, net of shares withheld	(395,446)	0.63
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - December 31, 2021	1,998,339	$0.53

During the years ended December 31, 2021 and 2020, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period. Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 35% will vest based on fixed future dates, and approximately 11% and 54% will vest on performance and share-price criteria, respectively. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In February 2021, the Board granted 204,000 DSUs and the Company recognized $212 of DSU expense. In March 2020, the Board granted 360,000 DSUs and the Company recognized $209 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Unvested - December 31, 2019	366,000	$0.57
Granted	360,000	0.58
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - December 31, 2021	930,000	$0.68

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2019	1,437,000	$0.73	3.49	$35
Granted	50,000	0.51
Exercised	(50,000)	0.75		9
Cancelled/Forfeited	(70,000)	1.02		—
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38

Exercisable - December 31, 2021	1,367,000	$0.71	1.64	$38

The following table summarizes unvested option activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2019	514,004	$0.40	0.61
Granted	50,000	0.20
Vested	(530,671)	0.38
Unvested - December 31, 2020	33,333	$0.31	0.25
Vested	(33,333)	0.31
Unvested - December 31, 2021	—	$—	—

The fair value of stock options granted during the year ended December 31, 2020 to employees, directors and consultants was estimated at the grant date using the Black-Scholes option pricing model using the following weighted-average assumptions:

2020
Expected volatility	64.1%
Risk-free interest rate	0.3%
Expected life (years)	2.6
Dividend yield	0%
Forfeiture assumption	0%

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

Phantom Units

The value of each phantom unit is equal to the Company’s share price on the vesting date and is payable in cash. Phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. The Company accounts for these units as awards classified as liabilities with $39 included in current liabilities as of December 31, 2020. The Company recognized $26 and $98 of compensation expense for these units in the years ended December 31, 2021 and

2020, respectively. The Company paid $65 for phantom units which vested during the year ended December 31, 2021. The Company paid $86 for phantom units which vested during the year ended December 31, 2020.

A summary of unvested phantom units is set forth in the following table:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2019	144,000	1.0
Vested	(72,000)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - December 31, 2021	—	—

Weighted Average Common Shares

	At December 31,
	2021	2020
Basic Common Shares	110,263,237	101,814,139
Effect of dilutive stock-based awards	—	2,664,781
Diluted Common Shares	110,263,237	104,478,920

Unvested RSUs representing 1,998,339 Common Shares, stock options to purchase 1,367,000 Common Shares, warrants to purchase 7,408,101 Common Shares, and vested DSUs representing 930,000 unissued Common Shares were outstanding at December 31, 2021 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

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

7. Commitments and Contingencies

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, future expenditures that may be required for compliance with these laws and regulations cannot be predicted. We conduct our operations in a manner to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects.

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Liability for the reclamation of the environmental conditions at Mt Todd existing prior to the 2006 commencement of Vista’s involvement with the Project is presently the responsibility of the NT Government. After we provide notice to the NT Government that we intend to proceed with development the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million.

In November 2020, we modified our agreement with the Jawoyn Association Aboriginal Corporation (the “Jawoyn”) with respect to the Project. The modified agreement provides the Jawoyn with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR. The combined GPR range is now from 1.125% to 3.0%.

8. Fair Value Accounting

The following table sets forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value at December 31, 2021
	Total	Level 1	Level 3
Other investments	$—	$—	$—
Used mill equipment (non-recurring)	$—	$—	$—

	Fair Value at December 31, 2020
	Total	Level 1	Level 3
Other investments	$293	$293	$—

Our marketable securities and investment Nusantara Resources shares were classified as Level 1 of the fair value hierarchy as they are valued at quoted market prices in an active market. Marketable securities are included in Other Investments on the Consolidated Balance Sheets for each period presented.

The used mill equipment was classified as Level 3 of the fair value hierarchy. The management estimate of fair value at December 31, 2021 was $nil using a market approach. See Note 5 regarding inputs used for the Level 3 valuation of the used mill equipment.

There were no material transfers between levels nor were there any changes in valuation methods in 2021.

9. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2021 and 2020, all of our cash was held in liquid bank deposits and/or government instruments in the United States or Australia.

There were no significant non-cash transactions for the years ended December 31, 2021 and 2020.

10. Income Taxes

The Company’s U.S. and foreign source income/(loss) were:

	Years Ended December 31,
	2021	2020
U.S.	$(136)	$1,879
Canada	(7,155)	(308)
Other foreign, net	(7,946)	(1,151)
	$(15,237)	$420

During the years ended December 31, 2021 and 2020, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S., Canada, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

Reconciliations between the Company’s combined income taxes at statutory rates and the U.S. effective income tax (benefit)/expense were:

	Years Ended December 31,
	2021	2020
Income taxed at statutory rates	$(3,743)	$36
Increase (decrease) in taxes from:
State Tax	(21)	66
Stock-based compensation	33	50
Imputed interest	1	9
Other adjustments	—	(1)
Mining concessions disposition	—	853
Inflation adjustment	(2)	(254)
Prior year provision to actual adjustments	(493)	885
Change in U.S. tax rate	—	29
Change in foreign tax rate	—	100
Differentials in foreign tax rates	(186)	(52)
Changes in foreign exchange rates	911	(1,236)
Changes in valuation allowances affecting income tax expense or benefit	3,500	(485)
Income tax (benefit)/expense	$—	$—

Income tax benefit of $326 relating to deductible share offering costs were recorded directly in equity, offset by a corresponding valuation allowance.

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities were:

	December 31,
	2021	2020
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,225	$7,776
Marketable securities	103	—
Operating loss carryforwards	40,620	36,965
Capital loss carryforwards	14,065	13,778
Capital expenditures	374	374
Stock compensation	179	164
VAT recoverable	145	150
Unrealized foreign exchange gain/loss	116	117
Environmental liability	65	65
Offering costs	305	46
Accrued vacation	26	22
Other	4	5
Total future tax assets	63,227	59,462
Valuation allowance for future tax assets	(63,227)	(59,401)
	—	61
Deferred income tax liabilities
Other investments	—	61
	—	61

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowances of $63,227 and $59,401 at December 31, 2021 and 2020, respectively, related mainly to operating loss carryforwards where utilization is not more likely than not. The Company periodically assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2021	—	—	—	4	4
2022	—	—	1,602	6	1,608
2023	—	—	373	6	379
2024	—	—	—	6	6
2025	—	—	80	6	86
2026	1,027	—	822	5	1,854
2027	847	—	—	7	854
2028	5,245	—	—	7	5,252
2029	4,022	—	—	—	4,022
2030	5,032	1,748	—	—	6,780
2031	3,806	3,407	72	—	7,285
2032	6,397	2,323	—	—	8,720
2033	6,185	3,098	—	—	9,283
2034	4,420	—	—	—	4,420
2035	3,729	2	—	—	3,731
2036	2,799	2,655	—	—	5,454
2037	1,916	2,482	—	—	4,398
2038	2,666	—	—	—	2,666
2039	3,338	—	—	—	3,338
2040	2,829	—	—	—	2,829
2041	5,370	—	—	—	5,370
	$59,628	$15,715	$2,949	$47	$78,339

U.S. loss carryforwards for tax years beginning in 2018 through 2021 of $2,686, Canadian capital loss carryforwards of $104,184 and Australian NOLs of $63,795, which do not expire, are not included in the previous table.

Accounting for uncertainty in taxes

Accounting Standards Codification Topic 740 (“ASC 740”) requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of December 31, 2021 and 2020, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria of ASC 740, an estimated liability and related interest and penalties would be recognized as income tax expense.

Tax statute of limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions, and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2017 or U.S.

federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2017. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2016.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward to open years.

11. Geographic and Segment information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2021 or 2020. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

12. Provision for Environmental Liability

Vista maintains a $240 provision for potential reclamation costs attributable to certain mining claims previously held by the Company should no other responsible or potentially responsible parties be identified.

13. Subsequent Events

The holder of Awak Mas, Indika, made the final $2,500 royalty cancellation payment on January 28, 2022. The Company canceled the remaining 1% NSR and 1.25% NSR and does not have any remaining interest in Awak Mas. In 2022, the Company will recognize a gain for the $2,500 payment plus $383 that is carried as deferred option gain as of December 31, 2021.

There have been no other material events subsequent to December 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2021, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2021 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Denver, Colorado, PCAOB ID 166).

2.	Consolidated Balance Sheets – As of December 31, 2021 and 2020.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2021 and 2020.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2021 and 2020.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2021 and 2020.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Description of Registrant’s Securities
4.02	Form of Warrant previously filed as Exhibit 4.1 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-9025)
4.03	Form of Underwriter’s Warrant filed as Exhibit 4.2 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-9025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.03*	Earnest Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.30 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.04*	Rozelle Amendment Agreement dated January 1, 2016, previously filed as Exhibit 10.32 to the Company’s Form 10-K dated February 26, 2016 and incorporated herein by reference (File No. 1-9025)
10.05	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)
10.06*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.07*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 31, 2019 and incorporated herein by reference (File No. 1-9025)
10.08*

Employment Agreement of Douglas L. Tobler, dated July 1, 2019 previously filed as Exhibit 10.12 to the Company’s Form 10-K dated February 27, 2020 and incorporated herein by reference (File No. 1-9025).

10.09

Amendment No. 1 to At-the-Market Offering Agreement dated June 24, 2020, previously filed as Exhibit 1.2 to the Corporation’s Form 8-K dated June 25, 2020 and incorporated herein by reference (File No. 1-9025)

10.10**	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2020 and incorporated herein by reference (File No. 1-9025)
10.11

Amended and Restated Underwriting Agreement previously filed as Exhibit 1.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)

10.12

Amendment No. 2 to the At-the-Market Offering Agreement dated December 10, 2021 previously filed as Exhibit 1.3 to the Company’s Form 8-K dated December 13, 2021 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Company
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Sabry Abdel Hafez
23.4	Consent of Rex Clair Bryan
23.5	Consent of Thomas L. Dyer
23.6	Consent of Amy L. Hudson
23.7	Consent of April Hussey
23.8	Consent of Chris Johns
23.9	Consent of Max Johnson
23.10	Consent of Deepak Malhotra
23.11	Consent of Zvonimir Ponos
23.12	Consent of Vicki Scharnhorst
23.13	Consent of Keith Thompson
23.14	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Mt Todd Gold Project
101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management Contract or Compensatory Plan
**

Certain portions of the exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the Commission upon request.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2021 and 2020, (ii) Consolidated Balance Sheets at December 31, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 24, 2022	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 24, 2022	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 24, 2022	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 24, 2022	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 24, 2022
* John M. Clark	Director	February 24, 2022
* C. Thomas Ogryzlo	Director	February 24, 2022
* Deborah J. Friedman	Director	February 24, 2022
* Tracy A. Stevenson	Director	February 24, 2022
* W. Durand Eppler	Director	February 24, 2022
* Michael B. Richings	Director	February 24, 2022
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.