Form 10-Q
period 2022-03-31
VISTA GOLD CORP
filed 2022-05-02
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 118,031,100 common shares, without par value, outstanding as of April 25, 2022.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2022

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$12,484	$12,757
Short-term investments (Note 3)	373	384
Other current assets	663	811
Total current assets	13,520	13,952

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	224	233
Right-of-use assets	8	12
Total non-current assets	2,378	2,391
Total assets	$15,898	$16,343

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$722	$566
Accrued liabilities and other	820	839
Deferred option gain (Note 4)	—	383
Total current liabilities	1,542	1,788
Non-current liabilities:
Provision for environmental liability (Note 7)	240	240
Other liabilities	25	21
Total non-current liabilities	265	261
Total liabilities	1,807	2,049

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2022 - 117,981,100 and 2021 - 117,189,232 (Note 6)	474,298	474,181
Accumulated deficit	(460,207)	(459,887)
Total shareholders’ equity	14,091	14,294
Total liabilities and shareholders’ equity	$15,898	$16,343

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended March 31,
	2022	2021
Operating income/(expense):
Gain on disposal of mineral property interests, net (Note 4)	$2,883	$—
Exploration, property evaluation and holding costs	(1,789)	(1,751)
Corporate administration	(1,401)	(1,315)
Depreciation and amortization	(14)	(11)
Total operating expense	(321)	(3,077)

Non-operating income/(expense):
Loss on other investments	—	(30)
Interest income	1	1
Other income	—	7
Total non-operating income/(expense)	1	(22)

Loss before income taxes	(320)	(3,099)
Net loss	$(320)	$(3,099)

Basic:
Weighted average number of shares outstanding	117,444,389	103,512,054
Net loss per share	$(0.00)	$(0.03)

Diluted:
Weighted average number of shares outstanding	117,444,389	103,512,054
Net loss per share	$(0.00)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	405,800	434	—	434
Shares issued (RSUs vested, net of shares withheld) (Note 6)	421,219	(194)	—	(194)
Stock-based compensation (Note 6)	—	421	—	421
Net loss	—	—	(3,099)	(3,099)
Balances at March 31, 2021	103,998,923	$461,162	$(447,749)	$13,413

Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued (RSUs vested, net of shares withheld) (Note 6)	791,868	(327)	—	(327)
Stock-based compensation (Note 6)	—	444	—	444
Net loss	—	—	(320)	(320)
Balances at March 31, 2022	117,981,100	$474,298	$(460,207)	$14,091

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(320)	$(3,099)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	14	11
Stock-based compensation	444	421
Gain on disposal of mineral property interests, net	(2,883)	—
Loss on other investments	—	30
Change in working capital account items:
Other current assets	148	120
Accounts payable, accrued liabilities and other	145	(8)
Net cash used in operating activities	(2,452)	(2,525)
Cash flows from investing activities:
Disposition of short-term investments, net	11	400
Additions to plant and equipment	(5)	—
Proceeds from option/sale agreements, net	2,500	1,100
Net cash provided by investing activities	2,506	1,500
Cash flows from financing activities:
Proceeds from equity financing, net	—	610
Payment of taxes from withheld shares	(327)	(194)
Net cash provided by/(used in) financing activities	(327)	416

Net decrease in cash and cash equivalents	(273)	(609)
Cash and cash equivalents, beginning of period	12,757	7,762
Cash and cash equivalents, end of period	$12,484	$7,153

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is the largest undeveloped gold project in Australia. With the approval of the Mining Management Plan in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study for Mt Todd. In March 2022, we appointed CIBC Capital Markets as our strategic advisor to assist us in evaluating a broad range of alternatives for Mt Todd.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2021 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2021 Financial Statements”). The year-end balance sheet data was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until development commences. Development costs to establish access to mineral reserves and other preparations leading to  commercial production will be capitalized once: mineral reserves are established in accordance with subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended; and a decision is made by the Company to develop the mineral property. Capitalization of development costs will conclude upon commencement of sustainable production.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are subsequently sold or abandoned, any unamortized costs will be charged to expense in that period.

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

Other

Other significant accounting policies are included in the 2021 Financial Statements.

3. Short-term and Other Investments

Short-term investments

As of March 31, 2022 and December 31, 2021, the amortized cost basis of our short-term investments was $373 and $384, respectively, which approximated fair value. Short-term investments were comprised of Australian government treasury securities, which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2022	At December 31, 2021
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. Transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price and related transaction costs. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities. Costs associated with these activities were charged to expense as incurred. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia. Previously, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make certain payments to Vista to cancel the original NSR. The holder of the Awak Mas royalty made the final $2,500 payment on January 28, 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

5. Plant and Equipment

	March 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,140	$224	$5,359	$5,126	$233
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,473	$224	$5,692	$5,459	$233

6. Common Shares

Equity Financings

On July 12, 2021, we closed a public offering that resulted in issuing 12,272,730 common shares in the capital of the Company (each a “Common Share’) and 7,408,101 Common Share purchase warrants (each a “Warrant”) for net proceeds of $12,323. Each Warrant entitles the holder thereof to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable for a period of 36 months from the closing date. The relative fair values of the Common Shares and Warrants, which were classified as equity, were $11,426 and $2,074, respectively.

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended March 31, 2022 and 2021 the Company sold nil and 405,800 Common Shares, respectively, under the ATM Program for net proceeds of $nil and $434, respectively. The entire $10,000 under the renewed ATM Program remained available as of March 31, 2022. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of December 31, 2021	7,408,101	$1.25	2.5
As of March 31, 2022	7,408,101	$1.25	2.3

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

Stock-based compensation expense was:

	Three Months Ended March 31,
	2022	2021
RSUs	$172	$206
DSUs	272	212
Stock Options	—	3
	$444	$421

Phantom units	$—	$18

As of March 31, 2022, unrecognized compensation expense for RSUs was $632, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(361,460)	0.50
Vested, net of shares withheld	(791,868)	0.47
Unvested - March 31, 2022	1,604,011	$0.60

During the three months ended March 31, 2022 and 2021, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $327 and $194, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately, however the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In March 2022, the Board granted 324,000 DSUs and the Company recognized $272 in DSU expense. In February 2021, the Board granted 204,000 DSUs and the Company recognized $212 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - March 31, 2022	1,254,000	$0.72

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - March 31, 2022	1,367,000	$0.71	1.39	$466

Exercisable - March 31, 2022	1,367,000	$0.71	1.39	$466

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - December 31, 2021	—	—
Unvested - March 31, 2022	—	—

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

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Liability for the reclamation of the environmental conditions at Mt Todd existing prior to the 2006 commencement of Vista’s involvement with the Project is presently the responsibility of the government of Northern Territory, Australia (the “NT Government”). After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million.

Under an agreement with the Jawoyn Association with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR ranges from 1.125% to 3.0%.

9. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31, 2022 and 2021. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is the largest undeveloped gold project in Australia. With the approval of the Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study in respect of Mt Todd (the “2022 FS”). We believe this work has added substantial value to the Project and positions the Project for near-term development. In March 2022, we appointed CIBC Capital Markets as our strategic advisor to assist us in evaluating a broad range of alternatives to unlock the value of Mt Todd.

The 2022 FS highlights a 19% increase in gold reserves from 5.85 million ounces, as reported in the Company’s amended 2019 pre-feasibility study, to 6.98 million ounces, supporting an operation with average annual production of 479,000 ounces of gold during the first seven years of commercial operations and a low operating cost profile that delivers significant cash flows over a 16-year mine life. See “Mineral Resources and Mineral Reserves Estimates” below for additional information. The 2022 FS reflects the inflationary pressures being faced currently by all operators and developers in the mining industry. While management believes this inflationary trend is transitory, management believes the resilience of Mt Todd is demonstrated by the project economics reflected in the 2022 FS.

Mt Todd’s economic returns, when compared to those of the 2019 pre-feasibility study, benefit from the increase in the gold reserve estimate, favorable results of the power plant trade-off study and slightly lower energy costs in the NT. The increase in estimated gold reserves resulted from increasing the gold price used in the reserve estimate from $1,000 to $1,125 per ounce and changing the cut-off grade from 0.40 g Au/t to 0.35 g Au/t. Our decision to use a third-party power provider resulted in important positive impacts to our capital costs and insulates the Project from certain construction and operating risks while maintaining what we believe to be attractive operating costs. While our operating costs have increased as a result of higher labor, reagent, grinding media and over-the-fence power costs, our core energy costs yield some offsetting savings.

Management believes the results of the 2022 FS will appeal to potential partners, investors and lenders and allow the Company to evaluate a broad range of development alternatives as we continue to focus on maximizing shareholder value.

The Company continues to focus on monetizing non-core assets as a non-dilutive source of funding. Vista realized $2,500 in January 2022 in exchange for cancelling its remaining royalty interests in the Awak Mas project in Indonesia “Awak

Mas”). The Company also owns a royalty interest in a U.S. exploration-stage project and used mill equipment that is being marketed by a third-party mining equipment dealer.

Mineral Resources and Mineral Reserves Estimates

The table below presents the estimated mineral resources for the Project. The effective date of the resource estimates is December 31, 2021. The following mineral resources and mineral reserves were prepared in accordance with both subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended and CIM Definition Standards as set forth in the 2022 FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022.

Mt Todd Gold Project – Summary of Gold Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 based on US$1,300/oz. Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Measured & Indicated	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

•	Measured & indicated resources include proven and probable reserves.
•	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
•	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201k US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
•	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
•	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
•	Rex Bryan of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
•	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
•	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
•	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project – Summary of Gold Mineral Reserves at the End of the Fiscal Year Ended December 31, 2021 based – 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per ounce pit design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Notes:

•	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.

•	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
•	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
•	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
•	The reserves point of reference is the point where material is fed into the mill.
•	The effective date of the mineral reserve estimates is December 31, 2021.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors” in the Company’s Form 10-K as filed with the SEC on February 24, 2022.

Results from Operations

Summary

Cash and short-term investments totaled $12,857 and working capital was $11,978 at March 31, 2022. See “Liquidity and Capital Resources”. The Company had no debt as of March 31, 2022.

Consolidated net loss for the three months ended March 31, 2022 and 2021 was $320 and $3,099, or $0.00 and $0.03 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Gain on disposition of mineral property interests, net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty (“NSR”) at Awak Mas. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,883 upon receipt of the payment.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,789 and $1,751 for the three months ended March 31, 2022 and 2021, respectively. While total costs were relatively similar for the comparative three-month periods, 2022 costs included $474 for work related to a definitive feasibility study and the 2021 costs included $161 to pump approximately 1.7 gigaliters of water from the Batman pit and $154 for other site-related activities that were not repeated in 2022.

Corporate administration

Corporate administration costs were $1,401 and $1,315 during the three months ended March 31, 2022 and 2021, respectively. Administrative expenses continue to be relatively consistent from period to period. Personnel costs were slightly higher due to changes in benefits and stock-based compensation.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,452 and $2,525 for the three months ended March 31, 2022 and 2021, respectively. The slight decrease in operating cash outflows reflects timing of payment.

Investing activities

Net cash provided by investing activities was $2,506 and $1,500 for the three months ended March 31, 2022 and 2021, respectively. The principal source of cash from investing activities during the three months ended March 31, 2022 was the

$2,500 final payment for the Awak Mas royalty cancellation. Sources of cash from investing activities during the three months ended March 31, 2021 were $1,100 from the royalty cancellation payment received for the Los Reyes project in Sinaloa, Mexico, and $400 net from disposition of short-term investments.

Financing activities

During the three months ended March 31, 2022 and 2021, net cash of ($327) and $416, respectively, was (used)/provided by financing activities. Cash used by financing activities during the three months ended March 31, 2022 was for payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”). Cash from financing activities during the three months ended March 31, 2021 included net proceeds of $610 under the ATM Program (defined below), offset by payments of $194 for employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and capital resources

Our cash liquidity position as of March 31, 2022, comprised of cash and cash equivalents of $12,484, reflected a net decrease of $273 during the three months ended March 31, 2022. We benefited from net proceeds of $2,500 for cancellation of the Awak Mas royalty. This cash inflow largely offset expenditures of $2,773. Key programs advanced during the most recent quarter included additional exploration drilling, work necessary to complete the 2022 FS, related engineering/design work and other technical studies.

As a secondary measure of liquidity, the Company had working capital of $11,978 and $12,164 at March 31, 2022 and December 31, 2021, respectively. These amounts were net of deferred option gain of $nil and $383, respectively, related to the Awak Mas transaction. The deferred option gain was recognized as income during the three months ended March 31, 2022 and did not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At March 31, 2022	At December 31, 2021
Current Assets	$13,520	$13,952
Offset by accounts payable and accrued liabilities	$(1,542)	$(1,405)

Vista completed the 2022 FS and the third phase of its exploration drilling program during the three months ended March 31, 2022. We will have final payments due to vendors for this work during the second quarter of 2022, which we estimate will total approximately $1,000, nearly $600 of which was included in accounts payable and accrued liabilities March 31, 2022.

Other potential discretionary programs that may be undertaken during the balance of 2022 could total up to an additional $600. Fixed costs for corporate activities and Mt Todd care and maintenance are expected to continue at an annualized rate of approximately $7,000. Cash inflows during 2022 from non-core assets included the $2,500 received in January 2022 for canceling the remaining Awak Mas royalty. Other potential sources of cash inflows include additional monetization of non-core assets and limited use of the ATM Program.

In February 2022, Australia lifted restrictions on international travel to and from the country for fully vaccinated individuals. Vista believes this action will have a positive impact for the Company by allowing greater in-person interaction between senior management and local stakeholders, and enhancing our process to secure a strategic development partner or other form of transaction.

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended March 31, 2022, there were $nil sales under the ATM Program and the entire $10,000 under the renewed ATM Program remained available as of March 31, 2022. Aggregate net proceeds sold under the prior ATM agreement totaled $2,830 through December 31, 2021.

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

Giving consideration to potential continuing conditions associated with the pandemic and the Company’s ongoing initiatives, we believe our existing working capital as of March 31, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least 12 months.

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

Contractual Obligations

We have no material contractual obligations as of March 31, 2022.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $105 million to systematically explore, evaluate, engineer, permit and de-risk the Project. Through the end of 2021, all technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Starting in 2022, we were required to also establish mineral resources and reserves estimates under S-K 1300 standards for reporting purposes in the United States, while continuing to meet reporting standards under NI 43-101 for Canadian purposes.

During the most recent quarter ended March 31, 2022, we continued to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with potential partners, investors and lenders. Key considerations in any potential transaction include value creation by recognizing a greater portion of the intrinsic value of Mt Todd and minimizing future equity dilution. While the pandemic and associated travel restrictions have prevented entry into Australia prior to February 21, 2022, we can now travel in and out of Australia, which we believe should facilitate our process. We continue to work toward this objective and concurrently advance programs to unlock the value of Mt Todd.

Vista completed a feasibility study for Mt Todd and announced the results on February 9, 2022 and filed the SK-1300 and NI 43-101 Technical Reports on February 24, 2022. This study addressed recommendations from the 2019 pre-feasibility study; reflects minor updates of the Project design to be consistent with the MMP; and advanced the levels of engineering and detailed costing in all areas of the Project. It evaluated several trade-off opportunities (e.g., contract power generation, contract mining and autonomous truck haulage). With new mine plans at prices more reflective of current gold prices, the 2022 FS resulted in a larger reserve and longer mine life.

The operational MMP for Mt Todd was approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. The operational MMP (similar to a mine operating permit in North America) was the final major authorization required for the development of the Mt Todd mine. Receipt of this approval marked the achievement of a major de-risking milestone that was a significant focus of the Company for three years. We believe this approval, combined with the previously-approved major environmental permits, demonstrates the quality and advanced stage of engineering and project planning. This operational MMP is being updated for the project changes in the 2022 FS.

Vista completed its exploration drilling at Mt Todd by March 31, 2022 and is awaiting final assay results. The drilling program has focused on identifying connecting structures and mineralization between previously interpreted discrete deposits and the potential for efficient resource growth with future drilling along strike from the Batman deposit, approximately 1.9 kilometers north to the Golf-Tollis/Penguin targets. We believe the program has successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and to outline areas where future drilling can be undertaken to efficiently define additional gold resources.

Vista completed 26 planned drill holes (approximately 8,898 meters). The drill holes consistently intersected mineralization predicted by our geologic model and demonstrate both horizontal and vertical continuity of the targeted structures.

All scientific and technical information herein has been reviewed and approved by John Rozelle, Vista’s Sr. Vice President, a “qualified person” as defined by NI 43-101 and S-K 1300.

Awak Mas, Indonesia

Vista held an NSR in Awak Mas. Previously, Vista and the holder of Awak Mas amended our original royalty agreement to allow the holder or a nominated party to make a payment to Vista to cancel half of the original NSR and cancel the second half after making the first payment. The holder of the Awak Mas royalty made the final $2,500 payment on January 28, 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2021, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that our work has added substantial value to the Project and positions the Project for near-term development;
●	our belief that the results of the 2022 FS will appeal to potential partners, investors and lenders and allow the Company to evaluate a broad range of development alternatives as we continue to focus on maximizing shareholder value;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with prospective development partners;
●	our belief that the MMP approval, combined with the previously-approved major environmental permits, demonstrates recognition of the quality and advanced stage of engineering and project planning;
●	estimates of future operating and financial performance;
●	our belief that recent drilling is consistent with our geologic model and demonstrates vertical and horizontal continuity of mineralization;
●	our belief that travel to Australia will have a positive impact for the Company by allowing greater in-person interaction between senior management and local stakeholders, and enhancing our process to secure a strategic development partner or other form of transaction;
●	our belief that the drilling program has successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and to outline areas where future drilling can be undertaken to efficiently define additional gold resources;
●	our belief that our existing working capital at March 31, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs for at least 12 months;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive equity returns for our shareholders;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

●	pre-feasibility and feasibility study results, timing and the accuracy of estimates and assumptions on which they are based;
●	resource and reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;

●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	industry consolidation which could result in the acquisition of a control position in the Company for less than fair value;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC for U.S. federal tax purposes;
●	delays, potential losses, and/or inability to maintain sufficient working capital due to business interruptions, supply chain disruptions, or global economic slowdowns caused by the COVID-19 pandemic;

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves, mineral resources and mineralized material and fluctuations therein based on metal prices, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, under “Part I-Item 1A. Risk Factors” and in this report under “Part II-Item 1A. Risk Factors” below. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC and Canadian securities regulatory authorities in February 2022.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2022, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three months ended March 31, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 2, 2022	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 2, 2022	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer