Form 10-Q
period 2022-06-30
VISTA GOLD CORP
filed 2022-07-27
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 118,125,701 common shares, without par value, outstanding as of July 22, 2022.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2022

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	June 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$10,696	$12,757
Short-term investments (Note 3)	374	384
Other current assets	421	811
Total current assets	11,491	13,952

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	214	233
Right-of-use assets	4	12
Total non-current assets	2,364	2,391
Total assets	$13,855	$16,343

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$209	$566
Accrued liabilities and other	817	839
Deferred option gain (Note 4)	—	383
Total current liabilities	1,026	1,788
Non-current liabilities:
Provision for environmental liability (Note 7)	—	240
Other liabilities	27	21
Total non-current liabilities	27	261
Total liabilities	1,053	2,049

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2022 - 118,125,701 and 2021 - 117,189,232 (Note 6)	474,433	474,181
Accumulated deficit	(461,631)	(459,887)
Total shareholders’ equity	12,802	14,294
Total liabilities and shareholders’ equity	$13,855	$16,343

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating income/(expense):
Gain on disposal of mineral property interests (Note 4)	$—	$2,100	$2,883	$2,100
Exploration, property evaluation and holding costs	(984)	(1,986)	(2,773)	(3,737)
Corporate administration	(876)	(931)	(2,277)	(2,246)
Depreciation and amortization	(10)	(12)	(24)	(23)
Total operating expense	(1,870)	(829)	(2,191)	(3,906)

Non-operating income/(expense):
Gain on other investments	—	77	—	47
Interest income	9	—	10	1
Other income/(loss)	437	(1)	437	6
Total non-operating income	446	76	447	54

Loss before income taxes	(1,424)	(753)	(1,744)	(3,852)
Net loss	$(1,424)	$(753)	$(1,744)	$(3,852)

Basic:
Weighted average number of shares outstanding	118,080,896	104,565,060	117,764,401	104,041,466
Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Diluted:
Weighted average number of shares outstanding	118,080,896	104,565,060	117,764,401	104,041,466
Net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2021	103,998,923	$461,162	$(447,749)	$13,413
Shares issued, net of offering costs (Note 6)	392,470	437	—	437
Shares issued (RSUs vested, net of shares withheld) (Note 6)	518,444	(202)	—	(202)
Stock-based compensation (Note 6)	—	163	—	163
Net income	—	—	(753)	(753)
Balances at June 30, 2021	104,909,837	$461,560	$(448,502)	$13,058

Balances at April 1, 2022	117,981,100	$474,298	$(460,207)	$14,091
Shares issued, net of offering costs (Note 6)	50,000	51		51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	94,601	(28)	—	(28)
Stock-based compensation (Note 6)	—	112	—	112
Net loss	—	—	(1,424)	(1,424)
Balances at June 30, 2022	118,125,701	$474,433	$(461,631)	$12,802

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	798,270	871	—	871
Shares issued (RSUs vested, net of shares withheld) (Note 6)	939,663	(396)	—	(396)
Stock-based compensation (Note 6)	—	584	—	584
Net loss	—	—	(3,852)	(3,852)
Balances at June 30, 2021	104,909,837	$461,560	$(448,502)	$13,058

Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs (Note 6)	50,000	51	—	51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	886,469	(355)	—	(355)
Stock-based compensation (Note 6)	—	556	—	556
Net loss	—	—	(1,744)	(1,744)
Balances at June 30, 2022	118,125,701	$474,433	$(461,631)	$12,802

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,744)	$(3,852)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	24	23
Stock-based compensation	556	584
Gain on disposal of mineral property interests, net	(2,883)	(2,100)
Loss on other investments	—	(47)
Reduction of provision for environmental liability	(240)	—
Change in working capital account items:
Other current assets	400	220
Accounts payable, accrued liabilities and other	(365)	384
Net cash used in operating activities	(4,252)	(4,788)
Cash flows from investing activities:
Disposition of short-term investments, net	—	400
Additions to plant and equipment	(5)	(58)
Proceeds from option/sale agreements, net	2,500	2,280
Net cash provided by investing activities	2,495	2,622
Cash flows from financing activities:
Proceeds from equity financing, net	51	1,062
Payment of taxes from withheld shares	(355)	(396)
Net cash provided by/(used in) financing activities	(304)	666

Net decrease in cash and cash equivalents	(2,061)	(1,500)
Cash and cash equivalents, beginning of period	12,757	7,762
Cash and cash equivalents, end of period	$10,696	$6,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Overview of Operations and Basis of Presentation

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is one of the largest old projects in Australia. With the approval of the Mining Management Plan in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study for Mt Todd. In March 2022, we appointed CIBC Capital Markets as our strategic advisor to assist us in evaluating a broad range of alternatives for advancing Mt Todd.

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

2. Significant Accounting Policies

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until development commences. Development costs to establish access to mineral reserves reported in accordance with subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended. and other preparations leading to commercial production will be capitalized once a decision is made by the Company to develop such mineral property. Capitalization of development costs would conclude upon commencement of sustainable production.

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

3. Short-term and Other Investments

Short-term investments

As of June 30, 2022 and December 31, 2021, the amortized cost basis of our short-term investments was $374 and $384, respectively, which approximated fair value. Short-term investments were comprised of Australian government treasury securities, which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2022	At December 31, 2021
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. Transaction-related costs of $2,146 were capitalized as mineral properties. This amount included the purchase price and related transaction costs. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities. Costs associated with these activities were charged to expense as incurred. See Note 7 for a discussion of commitments and contingencies associated with Mt Todd.

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia (“Awak Mas”). Previously, Vista and the holder of Awak Mas amended the original royalty agreement to allow the holder or a nominated party to make certain payments to Vista to cancel the original NSR. The holder of the Awak Mas royalty made the final $2,500 payment on January 28, 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

5. Plant and Equipment

	June 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,150	$214	$5,359	$5,126	$233
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,483	$214	$5,692	$5,459	$233

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

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended June 30, 2022, the Company sold 50,000 Common Shares under the ATM Program for net proceeds of $51. During the three and six months ended June 30, 2021 the Company sold 392,470 and 798,270 Common Shares, respectively, under the ATM Program for net proceeds of $437 and $871, respectively. As of June 30, 2022, $9,947 remained available under the renewed ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of December 31, 2021	7,408,101	$1.25	2.5
As of June 30, 2022	7,408,101	$1.25	2.0

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

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSUs	$112	$163	$284	$369
DSUs	—	—	272	212
Stock Options	—	—	—	3
	$112	$163	$556	$584

Phantom units	$—	$32	$—	$50

As of June 30, 2022, unrecognized compensation expense for RSUs was $520, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(393,195)	0.51
Vested, net of shares withheld	(886,469)	0.48
Unvested - June 30, 2022	1,477,675	$0.60

During the six months ended June 30, 2022 and 2021, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $355 and $396, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - June 30, 2022	1,254,000	$0.72

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - June 30, 2022	1,367,000	$0.71	1.14	$27

Exercisable - June 30, 2022	1,367,000	$0.71	1.14	$27

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - December 31, 2021	—	—
Unvested - June 30, 2022	—	—

7. Commitments and Contingencies

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

Under an agreement with the Jawoyn Association with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR ranges from 1.125% to 3.0%.

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. As such, future expenditures that may be required for compliance with these laws and regulations cannot be predicted. At such time as the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision for environmental liability would be recorded. This may include reclamation costs attributable to mining claims previously held by the Company should no other potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. During the three months ended June 30, 2022, the Company reviewed the provision for environmental liability and the associated contingent liability and determined that the reclamation costs were neither probable nor could be reasonably estimated. The Company reversed its provision for environmental liability which resulted in a $240 gain in other income/(loss) on the condensed consolidated statements of income/(loss).

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

(remainder of page intentionally left blank)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is one of the largest and most advanced undeveloped gold projects in Australia. With the approval of the Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study in respect of Mt Todd (the “2022 FS”). We believe this work has added substantial value to the Project and positions the Project for near-term development. In March 2022, we appointed CIBC Capital Markets as our strategic advisor to assist us in evaluating a broad range of alternatives to unlock the value of Mt Todd.

The 2022 FS highlights a 19% increase in gold reserves from 5.85 million ounces, as reported in the Company’s amended 2019 pre-feasibility study, to 6.98 million ounces, supporting a 16-year operation with average annual production of 479,000 ounces of gold during the first seven years of commercial operations and a low operating cost profile that delivers significant cash flows over the life of the mine. See “Mineral Resources and Mineral Reserves Estimates” below for additional information. The 2022 FS reflects the inflationary trends faced by all operators and developers in the mining industry through the middle of Q4 2021. While the long-term effect of the current inflationary trend is unknown, management believes the resilience of Mt Todd, in part supported by the positive impact of the current foreign exchange rate, is demonstrated by the project economics reflected in the 2022 FS.

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

Management believes the results of the 2022 FS demonstrate an attractive project development opportunity and allow the Company to evaluate a broad range of alternatives to advance Mt Todd as we continue to focus on maximizing shareholder value.

In June 2022, Vista announced the completion of the third phase of its exploration drilling program at Mt Todd. Results from this program and historical sources demonstrate the resource growth potential within a 5.4 km trend extending immediately north from the Batman pit, including delineation of four highly prospective exploration targets, potentially representing up to an additional 1.8 to 3.5 million gold ounces (see details and cautionary information below).

The Company continues to focus on monetizing non-core assets as a non-dilutive source of funding. Vista realized $2,500 in January 2022 in exchange for cancelling its remaining royalty interests in the Awak Mas project in Indonesia (“Awak Mas”). The Company also owns a royalty interest in a U.S. exploration-stage project and used mill equipment that is being marketed by a third-party mining equipment dealer.

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

The 2022 FS for Mt Todd is the technical report summary, prepared pursuant to S-K 1300, that was filed on EDGAR on February 24, 2022 and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022. A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure for Mineral Properties (“NI 43-101”), was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022. The 2022 FS is available for review at www.sec.gov and under our profile at www.sedar.com. The 2022 FS is not incorporated by reference into this quarterly report on Form 10-Q.

Mt Todd Gold Project – Summary of Gold Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Measured & Indicated	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

•	Measured & indicated resources include proven and probable reserves.
•	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
•	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201k US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
•	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
•	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
•	Rex Bryan of Tetra Tech is the “qualified person” as such term is defined in NI 43-101 and S-K 1300 (“QP”) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
•	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.

•	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
•	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

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

Results from Operations

Summary

Cash and short-term investments totaled $11,070 and working capital was $10,465 at June 30, 2022. See “Liquidity and Capital Resources”. The Company had no debt as of June 30, 2022.

Consolidated net loss for the three months ended June 30, 2022 and 2021 was $1,424 and $753, or $0.01 and $0.01 per basic share, respectively. Consolidated net loss for the six months ended June 30, 2022 and 2021 was $1,744 and $3,852, or $0.01 and $0.04 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Gain on disposition of mineral property interests, net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty (“NSR”) at Awak Mas. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,883 upon receipt of the payment.

In January and June 2021, the Company received a total of $2,100 for cancellation of its royalty interests and back-in right in Los Reyes. The January 2021 payment of $1,100 was initially recorded as deferred option gain, with the full $2,100 recognized as a gain upon receipt of the second payment in June 2021.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $984 and $1,986 for the three months ended June 30, 2022 and 2021, respectively; and $2,773 and $3,737 for the six months ended June 30, 2022 and 2021, respectively. The decrease in 2022 for the comparative three-month periods was primarily attributable to lower spending of $629 on the drilling program, $184 for other site-related activities, and $102 for feasibility study work. The decrease in 2022 for the comparative six-month periods was primarily attributable to lower spending of $670 on the drilling program, $375 for other site-related activities, offset by $372 higher costs for feasibility study work in 2022 which was completed in the first quarter.

Corporate administration

Corporate administration costs were $876 and $931 during the three months ended June 30, 2022 and 2021, respectively; and $2,277 and $2,246 during the six months ended June 30, 2022 and 2021, respectively. Administrative expenses continue to be relatively consistent from period to period.

Non-operating income and expenses

Other income/(loss)

During the quarter ended June 30, 2022, the Company reviewed and reversed a previously accrued amount of $240 for contingent reclamation costs because the associated costs are neither probable nor could be reasonably estimated. Also, the Company received cash of $196 in May 2022 as a value-added tax recovery from the previous sale of a non-core asset.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,252 and $4,788 for the six months ended June 30, 2022 and 2021, respectively. The decrease in operating cash outflows in 2022 reflects lower spending for drilling, offset by feasibility study work and final payments on both programs.

Investing activities

Net cash provided by investing activities was $2,495 and $2,622 for the six months ended June 30, 2022 and 2021, respectively. The principal source of cash from investing activities during the six months ended June 30, 2022 was the $2,500 final payment for the Awak Mas royalty cancellation. Sources of cash from investing activities during the six months ended June 30, 2021 were $2,100 for payments related to Los Reyes, $180 for payments related to Awak Mas and $400 net upon dispositions of short-term investments.

Financing activities

During the six months ended June 30, 2022 and 2021, net cash of ($304) and $666, respectively, was (used)/provided by financing activities. Cash used by financing activities during the six months ended June 30, 2022 was for payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) offset by $51 of net proceeds under the ATM Program (defined below). Cash from financing activities during the six months ended June 30, 2021 included net proceeds of $1,062 under the ATM Program, offset by payments of $396 for employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and capital resources

Our cash liquidity position as of June 30, 2022, comprising cash and cash equivalents of $10,696, reflected a net decrease of $2,061 during the six months ended June 30, 2022. We benefited from net proceeds of $2,500 for cancellation of the Awak Mas royalty, a $196 value-added tax recovery from the previous sale of non-core assets, and ATM Program proceeds as discussed below. These cash inflows were offset by expenditures of $4,808, which included substantially all final payments for the exploration drilling program and the 2022 FS.

As a secondary measure of liquidity, the Company had working capital of $10,465 and $12,164 at June 30, 2022 and December 31, 2021, respectively. These amounts were net of deferred option gain of $nil and $383, respectively, related to the Awak Mas transaction. The deferred option gain was recognized as income during the three months ended March 31, 2022 and did not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At June 30, 2022	At December 31, 2021
Current Assets	$11,491	$13,952
Offset by accounts payable and accrued liabilities	$(1,026)	$(1,405)

Vista completed the 2022 FS and the third phase of its exploration drilling program during the three months ended March 31, 2022 and made substantially all final payments to vendors for this work during the second quarter of 2022. Other potential discretionary programs that may be undertaken during the balance of 2022 could total up to an additional $600. Fixed costs for corporate activities and Mt Todd care and maintenance continued in line with the Company’s currently forecasted annualized rate of approximately $7,000. Management is evaluating opportunities to reduce this annualized rate and expects to begin implementing cost reductions starting in the second half of 2022. Potential sources of cash inflows include monetization of non-core assets and use of the ATM Program.

In February 2022, Australia lifted restrictions on international travel to and from the country for fully vaccinated individuals. Vista believes this action will continue to have a positive impact for the Company by allowing greater in-person interaction between senior management and local stakeholders and continue to enhance the formal process we have initiated with CIBC to secure a strategic partner or other form of transaction to achieve greater value recognition for the Mt Todd project.

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended June 30, 2022, the Company sold 50,000 Common Shares under the ATM Program for net proceeds of $51. Aggregate net proceeds sold under the prior ATM agreement totaled $2,830 through December 31, 2021.

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

Giving consideration to current economic conditions and the Company’s ongoing initiatives, we believe our existing working capital as of June 30, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least 12 months.

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

Contractual Obligations

We have no material contractual obligations as of June 30, 2022.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk the Project. Through the end of 2021, all technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under NI 43-101. Starting in 2022, we were required to also establish mineral resources and reserves estimates under S-K 1300 standards for reporting purposes in the United States, while continuing to meet reporting standards under NI 43-101 for Canadian purposes.

We have continued to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with a range of prospective parties as we seek an appropriate strategic transaction. Key considerations in any potential transaction include value creation by recognizing a greater portion of the intrinsic value of Mt Todd and minimizing future equity dilution. Travel restrictions have been lifted, and we can now travel in and out of Australia, which we believe should facilitate our efforts to unlock the value of Mt Todd.

Vista completed a feasibility study for Mt Todd and announced the results on February 9, 2022 and filed the SK-1300 and NI 43-101 Technical Reports on February 24, 2022. This study addressed recommendations from the 2019 pre-feasibility study; reflects minor updates of the Project design to be consistent with the MMP; and advanced the levels of engineering and detailed costing in all areas of the Project. It evaluated several trade-off opportunities (e.g., contract power generation, contract mining and autonomous truck haulage). The 2022 FS resulted in a larger reserve and longer mine life based on new mine plans using a conservative gold price assumption that is more reflective of current gold prices.

The operational MMP for Mt Todd was approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. The operational MMP (similar to a mine operating permit in North America) was the final major authorization required for the development of the Mt Todd mine. Receipt of this approval marked the achievement of a major de-risking milestone that was a significant focus of the Company for three years. We believe this approval, combined with the previously-approved major environmental permits, demonstrates the quality and advanced stage of engineering and project planning. This operational MMP is being updated to reflect the project changes in the 2022 FS.

Vista completed exploration drilling at Mt Todd in March 2022 and reported final assay results in June 2022. The drilling program was focused on identifying connecting structures and mineralization between previously interpreted discrete deposits and the potential for efficient resource growth with future drilling along strike from the Batman deposit, approximately 1.9 kilometers north to the Golf-Tollis/Penguin targets. We believe the program successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and outlining areas where future drilling can be undertaken to efficiently define additional gold resources.

Vista’s drilling program completed 26 planned drill holes (approximately 8,898 meters). The drill holes consistently intersected mineralization predicted by our geologic model and demonstrate both horizontal and vertical continuity of the targeted structures.

Based on this recent exploration program and historical sources, the Company has demonstrated continuity of mineralized structures from the Batman deposit to north of the Golf-Tollis deposit (+2 km) and delineated four areas with the potential to host additional mineralization, including:

•	Batman North – has the potential for 500,000 to 1,000,000 oz Au contained within 15.5 to 35 Mt grading 0.8 to 1.2 g Au/t;
•	Northern cross load (“NXLD”) and Southern cross load (“SXLD”) – have the potential for 400,000 to 800,000 oz Au contained within 10 to 20 Mt grading 1.2 to 1.5g Au/t;
•	Golf-Tollis – has the potential for 210,000 to 320,000 oz Au contained within 3.5 to 6.5 Mt grading 0.9 to 1.4 g Au/t; and
•	Quigleys Deposit – has the potential for an additional 700,000 to 1,400,000 oz Au contained within 11 to 16 Mt grading 1.1 to 1.4 g Au/t

The exploration target potentials were derived by the similarities to the Batman deposit sheeted vein system and their surrounding mineralization, as evidenced by drill intercepts in the exploration target area across vertical cross and long sections. The volume of the modeled areas determines the potential tonnage statement in the exploration target. The grade range given in the exploration target is determined with consideration to the drill results within the modeled exploration target area and consideration of the geological setting in an established mining camp. The potential tonnages and grades are conceptual in nature and are based on drill results that defined the approximate length, thickness, depth and grade of the portion of the historical resource estimate. There has been insufficient exploration to define a current mineral resource and the Company cautions that there is uncertainty whether further exploration will result in such exploration targets being delineated as a mineral resource.

The upper NXLD / SXLD intercepts represent the high-grade zone within the Batman-Driffield Structural corridor and given that these structures have yet to be targeted or systematically explored, they represent excellent opportunities for discovery of near surface, high-grade mineralization. Structures parallel to the NXLD / SXLD are most likely to host high-grade, near surface mineralization within the Mt Todd package.

The sampling method and approach for the drillholes are as follows:

•	The drill core, upon removal from the core barrel, is placed into plastic core boxes;
•	The plastic core boxes are transported to the sample preparation building;
•	The core is marked, geologically logged, geotechnically logged, photographed, and sawn into halves. One-half is placed into sample bags as one-meter sample lengths, and the other half retained for future reference. The only exception to this is when a portion of the remaining core has been flagged for use in metallurgical testwork;
•	The bagged samples have sample tags placed both inside and on the outside of the sample bags. The individual samples are grouped into “lots” for submission to NAL, a certified lab, for preparation and analytical testing; and
•	All of this work was done under the supervision of a Vista geologist.

Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling. The nominal sample interval was one meter. When this process was completed, the core was moved into the core cutting/storage area where it was laid out for sampling. The core was laid out using the following procedures:

•	One meter depth intervals were marked out on the core by a member of the geologic staff;
•	Core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and used for structural measurements. When orientation marks were insufficient an estimated orientation was indicated by a dashed line;
•	Geologic logging was then done by a member of the geologic staff. Assay intervals were selected at that time and a cut line marked on the core. The standard sample interval was one meter, with a minimum of 0.2 meters and a maximum of 1.2 meters;
•	Blind sample numbers were then assigned based on pre-labeled sample bags. Sample intervals were then indicated in the core tray at the appropriate locations; and
•	Each core tray was photographed and restacked on pallets pending sample cutting and stored on site indefinitely.

The core was then cut using diamond saws with each interval placed in sample bags. At this time, the standards and blanks were also placed in plastic bags for inclusion in the shipment. A reference standard or a blank was inserted at a minimum ratio of 1 in 10 and at suspected high grade intervals additional blanks sample were added. Standard reference material was sourced from Ore Research & Exploration Pty Ltd and provided in 60 g sealed packets. When a sequence of five samples was completed, they were placed in a shipping bag and closed with a zip tie. All of these samples were kept in the secure area until crated for shipping.

Samples were placed in crates for shipping with 100 samples per crate (20 shipping bags). The crates were stacked outside the core shed until picked up for transport and shipped to NAL in Pine Creek, Northern Territory, for standard fire assays. At the lab, the samples are pulverized and split down to 50-gram assay samples prior to assaying. The industry-standard 3 assay-ton fire assay is followed by an atomic absorption finish, except where results report a result of greater than 3 g Au/t, and then a gravimetric finish is used to report final results.

The QP is satisfied that sample security measures meet industry standards. Statistical analysis of the various drilling populations and quality assurance and quality control samples has not identified or highlighted any reasons to not accept the data as representative of the tenor and grade of the mineralization estimated at the Batman deposit.

All scientific and technical information herein has been reviewed and approved by John Rozelle, Vista’s Sr. Vice President, a QP.

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;

●	our belief that our work has added substantial value to the Project and positions the Project for near-term development;
●	our belief that the resilience of Mt Todd, in part supported by the positive impact of the current foreign exchange rate, is demonstrated by the project economics reflected in the 2022 FS;
●	our belief that the decision to use a third-party power provider resulted in important positive impacts to our capital costs and insulates the Project from certain construction and operating risks while maintaining what we believe to be attractive operating costs;
●	our belief that the results of the 2022 FS demonstrate an attractive project development opportunity and allow the Company to evaluate a broad range of alternatives to advance Mt Todd as we continue to focus on maximizing shareholder value;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with a range of prospective parties as we seek an appropriate strategic transaction;
●	our belief that the MMP approval, combined with the previously-approved major environmental permits, demonstrates recognition of the quality and advanced stage of engineering and project planning;
●	our estimates of future operating and financial performance;
●	our belief that recent drilling is consistent with our geologic model and demonstrates vertical and horizontal continuity of mineralization;
●	our belief that the recent exploration program delineated four areas with the potential to host additional mineralization, that the potential tonnages and grades are conceptual in nature, and that there is uncertainty whether further exploration will result in such exploration targets being delineated as a mineral resource;
●	our belief that the upper NXLD / SXLD intercepts represent excellent opportunities for discovery of near surface, high-grade mineralization;
●	our expectation to begin implementing cost reductions starting in the second half of 2022;
●	our belief that travel to Australia will have a positive impact for the Company by allowing greater in-person interaction between senior management and local stakeholders, and enhance our efforts to secure a strategic partner or other form of transaction;
●	our belief that the drilling program has successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and to outline areas where future drilling can be undertaken to efficiently define additional gold resources;
●	our belief that our existing working capital at June 30, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs for at least 12 months;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and

●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and six months ended June 30, 2022, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
10.1*	Amended and Restated Employment Agreement of Frederick H. Earnest, dated May 26, 2022
10.2*	Amended and Restated Employment Agreement of Douglas L. Tobler, dated May 26, 2022
10.3*	Amended and Restated Employment Agreement of John W. Rozelle, dated May 26, 2022
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and six months ended June 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 27, 2022	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 27, 2022	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer