Form 10-Q
period 2022-09-30
VISTA GOLD CORP
filed 2022-10-26
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 118,306,694 common shares, without par value, outstanding as of October 21, 2022.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	September 30,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$9,580	$12,757
Short-term investments (Note 3)	—	384
Other current assets	212	811
Total current assets	9,792	13,952

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	204	233
Right-of-use assets	—	12
Total non-current assets	2,350	2,391
Total assets	$12,142	$16,343

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$154	$566
Accrued liabilities and other	739	839
Deferred option gain (Note 4)	—	383
Total current liabilities	893	1,788
Non-current liabilities:
Provision for environmental liability (Note 7)	—	240
Other liabilities	29	21
Total non-current liabilities	29	261
Total liabilities	922	2,049

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2022 - 118,128,994 and 2021 - 117,189,232 (Note 6)	474,543	474,181
Accumulated deficit	(463,323)	(459,887)
Total shareholders’ equity	11,220	14,294
Total liabilities and shareholders’ equity	$12,142	$16,343

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating income/(expense):
Gain on disposal of mineral property interests (Note 4)	$—	$—	$2,883	$2,100
Exploration, property evaluation and holding costs	(916)	(2,269)	(3,689)	(6,006)
Corporate administration	(779)	(818)	(3,056)	(3,064)
Depreciation and amortization	(10)	(13)	(34)	(36)
Total operating expense	(1,705)	(3,100)	(3,896)	(7,006)

Non-operating income/(expense):
Gain on other investments	—	(6)	—	41
Interest income	37	1	47	2
Other income/(loss)	(24)	36	413	42
Total non-operating income	13	31	460	85

Loss before income taxes	(1,692)	(3,069)	(3,436)	(6,921)
Net loss	$(1,692)	$(3,069)	$(3,436)	$(6,921)

Basic:
Weighted average number of shares outstanding	118,127,920	115,586,268	117,886,906	107,929,202
Net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.06)

Diluted:
Weighted average number of shares outstanding	118,127,920	115,586,268	117,886,906	107,929,202
Net loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2021	104,909,837	$461,560	$(448,502)	$13,058
Shares issued, net of offering costs (Note 6)	12,272,730	12,323	—	12,323
Shares issued (RSUs vested, net of shares withheld) (Note 6)	6,665	(5)	—	(5)
Stock-based compensation (Note 6)	—	143	—	143
Net income	—	—	(3,069)	(3,069)
Balances at September 30, 2021	117,189,232	$474,021	$(451,571)	$22,450

Balances at July 1, 2022	118,125,701	$474,433	$(461,631)	$12,802
Shares issued (RSUs vested, net of shares withheld) (Note 6)	3,293	(2)	—	(2)
Stock-based compensation (Note 6)	—	112	—	112
Net loss	—	—	(1,692)	(1,692)
Balances at September 30, 2022	118,128,994	$474,543	$(463,323)	$11,220

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	13,071,000	13,194	—	13,194
Shares issued (RSUs vested, net of shares withheld) (Note 6)	946,328	(401)	—	(401)
Stock-based compensation (Note 6)	—	727	—	727
Net loss	—	—	(6,921)	(6,921)
Balances at September 30, 2021	117,189,232	$474,021	$(451,571)	$22,450

Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs (Note 6)	50,000	51	—	51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	889,762	(357)	—	(357)
Stock-based compensation (Note 6)	—	668	—	668
Net loss	—	—	(3,436)	(3,436)
Balances at September 30, 2022	118,128,994	$474,543	$(463,323)	$11,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,436)	$(6,921)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	34	36
Stock-based compensation	668	727
Gain on disposal of mineral property interests, net	(2,883)	(2,100)
Loss on other investments	—	(41)
Reduction of provision for environmental liability	(240)	—
Change in working capital account items:
Other current assets	599	300
Accounts payable, accrued liabilities and other	(492)	561
Net cash used in operating activities	(5,750)	(7,438)
Cash flows from investing activities:
Maturities of short-term investments, net	384	400
Additions to plant and equipment	(5)	(105)
Proceeds from option/sale agreements, net	2,500	2,415
Net cash provided by investing activities	2,879	2,710
Cash flows from financing activities:
Proceeds from equity financing, net	51	13,385
Payment of taxes from withheld shares	(357)	(401)
Net cash provided by/(used in) financing activities	(306)	12,984

Net increase/(decrease) in cash and cash equivalents	(3,177)	8,256
Cash and cash equivalents, beginning of period	12,757	7,762
Cash and cash equivalents, end of period	$9,580	$16,018

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is one of the largest gold projects in Australia. With the approval of the Operational Mining Management Plan in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study for Mt Todd. In March 2022, we appointed CIBC Capital Markets as our strategic advisor, and we are advancing a strategic process to seek a partner or other form of transaction for Mt Todd to maximize shareholder value.

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

2. Significant Accounting Policies

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until development commences. Development costs to establish access to mineral reserves reported in accordance with subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, and other preparations leading to commercial production will be capitalized once a decision is made by the Company to develop such mineral property. Capitalization of development costs would conclude upon commencement of sustainable production.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are subsequently sold or abandoned, any unamortized costs will be charged to expense in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic mineral reserves being discovered or developed on the properties, permitting, financing, start-up, and commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of any of these projects will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Proceeds received from option or sale agreements are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero. Thereafter, any additional proceeds received are recognized as a contract liability (deferred option gain) until control has transferred to the buyer or the related contract terminates.

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

3. Short-term Investments

As of September 30, 2022 and December 31, 2021, the amortized cost basis of our short-term investments was $nil and $384, respectively, which approximated fair value. Short-term investments were comprised of Australian government treasury securities, which had maturity dates on the date of purchase greater than 90 days but less than one year. Investments with maturity dates of 90 days or less were included in cash and cash equivalents.

4. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2022	At December 31, 2021
Mt Todd, Australia	$2,146	$2,146

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

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia (“Awak Mas”). Previously, Vista and the holder of Awak Mas amended the original NSR agreement to allow the holder or a nominated party to make certain payments to Vista to cancel the original NSR. The holder of the Awak Mas royalty made the final $2,500 payment on January 28, 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

5. Plant and Equipment

	September 30, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,160	$204	$5,359	$5,126	$233
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,493	$204	$5,692	$5,459	$233

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

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the nine months ended September 30, 2022, the Company sold 50,000 Common Shares under the ATM Program for net proceeds of $51. During the three and nine months ended September 30, 2021 the Company sold nil and 798,270 Common Shares, respectively, under the ATM Program for net proceeds of $nil and $871, respectively. As of September 30, 2022, $9,947 remained available under the renewed ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of December 31, 2021	7,408,101	$1.25	2.5
As of September 30, 2022	7,408,101	$1.25	1.8

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

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	$112	$143	$396	$512
DSUs	—	—	272	212
Stock Options	—	—	—	3
	$112	$143	$668	$727

Phantom units	$—	$(24)	$—	$26

As of September 30, 2022, unrecognized compensation expense for RSUs was $408, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - September 30, 2022	1,472,008	$0.60

During the nine months ended September 30, 2022 and 2021, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $357 and $401, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

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

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - September 30, 2022	1,254,000	$0.72

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - September 30, 2022	1,367,000	$0.71	0.89	$1

Exercisable - September 30, 2022	1,367,000	$0.71	0.89	$1

Phantom Units

The following table summarizes phantom units activity:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - December 31, 2021	—	—
Unvested - September 30, 2022	—	—

7. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period are presently the responsibility of the Northern Territory, Australia (the “NT Government”). After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million.

Under an agreement with the Jawoyn Association with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR ranges from 1.125% to 3.0%.

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Future expenditures that may be required for compliance with these laws and regulations cannot be predicted. When the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision for environmental liability would be recorded. This may include reclamation costs attributable to mining claims previously held by the Company should no other potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on the environment and believe our operations comply with applicable laws and regulations in all material respects. During the three months ended June 30, 2022, the Company reviewed the provision for environmental liability for a previously held non-core property and the associated contingent liability and determined that the reclamation costs were neither probable nor could be reasonably estimated. The Company reversed its provision for environmental liability, which resulted in a $240 gain in other income/(loss).

8. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2022 and 2021. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

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

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is one of the largest and most advanced undeveloped gold projects in Australia. With the approval of the Operational Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study in respect of Mt Todd (the “2022 FS”). We believe this work has added substantial value to the Project and positions the Project for near-term development. In March 2022, we appointed CIBC Capital Markets (“CIBC”) as our strategic advisor to assist us in evaluating a broad range of alternatives to unlock the value of Mt Todd. With the appointment of CIBC, Vista has advanced a strategic process to seek a partner or other form of transaction for Mt Todd to maximize shareholder value. The process has generated interest from a broad range of prospective parties and the technical merits of the Project have stood up to the rigorous scrutiny of those who have evaluated Mt Todd. The process is ongoing and management believes the completion of an acceptable transaction may be dependent on sustained improvement and stability in the economy and capital markets.

The 2022 FS highlights a 19% increase in gold reserves from 5.85 million ounces, as reported in the Company’s amended 2019 pre-feasibility study, to 6.98 million ounces, supporting a 16-year operation with average annual production of 479,000 ounces of gold during the first seven years of commercial operations and a low operating cost profile that delivers significant cash flows over the life of the mine. See “Mineral Resources and Mineral Reserves Estimates” below for additional information. The 2022 FS reflects the inflationary trends faced by all operators and developers in the mining industry through the middle of the fourth quarter 2021. While the long-term effect of the current inflationary trend is unknown, management believes the resilience of Mt Todd, in part supported by the positive impact of the current foreign exchange rate, is demonstrated by the Project economics reflected in the 2022 FS.

Mt Todd’s economic returns, when compared to those of the 2019 pre-feasibility study, benefit from the increase in the gold reserve estimate, favorable results of the power plant trade-off study and slightly lower energy costs in the NT. The increase in estimated gold reserves resulted from increasing the gold price used in the reserve estimate from $1,000 to $1,125 per ounce and changing the cut-off grade from 0.40 grams of gold per tonne (“g Au/t”) to 0.35 g Au/t. Our decision to use a third-party power provider resulted in important positive impacts to our capital costs and insulates the Project from certain construction and operating risks while maintaining what we believe to be attractive operating costs. While operating costs have increased as a result of higher labor, reagent, grinding media and over-the-fence power costs, core energy costs yield some offsetting savings.

Management believes the results of the 2022 FS demonstrate an attractive project development opportunity and allow the Company to evaluate a broad range of alternatives to advance Mt Todd as we continue to focus on maximizing shareholder value.

In June 2022, Vista announced the completion of the third phase of its exploration drilling program at Mt Todd. Results from this program and historical sources demonstrate the resource growth potential within a 5.4 km trend extending immediately north from the Batman pit, including delineation of four highly prospective exploration targets, potentially representing up to an additional 1.8 to 3.5 million gold ounces (see details and cautionary information in the Mt Todd Gold Project section of the Projects Update below).

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

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated mineral resources and mineral reserves for the Project. The effective date of the resource estimates is December 31, 2021. The following mineral resources and mineral reserves were prepared in accordance with both subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended and Canadian Institute of Mining, Metallurgy and Petroleum definition standards (“CIM Definition Standards”) as set forth in the 2022 FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2022.

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

Mt Todd Gold Project – Summary of Gold Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	77,725	0.88	2,191	—	—	—	594	1.15	22	78,319	0.88	2,213
Indicated	200,112	0.80	5,169	13,354	0.54	232	7,301	1.11	260	220,767	0.80	5,661
Measured & Indicated	277,837	0.82	7,360	13,354	0.54	232	7,895	1.11	282	299,086	0.82	7,874
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

•	Measured & indicated resources include proven and probable reserves.
•	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
•	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year US$8,201k, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.

•	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
•	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
•	Rex Bryan of Tetra Tech is the “qualified person” as such term is defined in NI 43-101 and S-K 1300 (“QP”) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
•	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
•	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
•	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

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

Results from Operations

Summary

Cash and short-term investments totaled $9,580 and working capital was $8,899 at September 30, 2022. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2022.

Consolidated net loss for the three months ended September 30, 2022 and 2021 was $1,692 and $3,069, or $0.02 and $0.02 per basic share, respectively. Consolidated net loss for the nine months ended September 30, 2022 and 2021 was $3,436 and $6,921, or $0.03 and $0.06 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $916 and $2,269 for the three months ended September 30, 2022 and 2021, respectively; and $3,689 and $6,006 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in 2022 for the comparative three-month periods was primarily attributable to the absence of spending of $1,115 for work on the 2022 FS and $493 on the 2021 drilling program, offset by higher spending of $229 for other discretionary programs. The decrease in 2022 for the comparative nine-month periods was primarily attributable to lower spending of $1,163 on the 2021 drilling program, $743 for work on the 2022 FS, and $441 for other site-related activities, partially offset by higher spending of $252 for other discretionary programs.

Corporate administration

Corporate administration costs were $779 and $818 during the three months ended September 30, 2022 and 2021, respectively; and $3,056 and $3,064 during the nine months ended September 30, 2022 and 2021, respectively. Administrative expenses continue to be relatively consistent from period to period.

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

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $5,750 and $7,438 for the nine months ended September 30, 2022 and 2021, respectively. The decrease in operating cash outflows in 2022 largely resulted from lower spending for drilling, partially offset by higher payments for the feasibility study.

Investing activities

Net cash provided by investing activities was $2,879 and $2,710 for the nine months ended September 30, 2022 and 2021, respectively. The sources of cash from investing activities during the nine months ended September 30, 2022 were a $2,500 final payment for the Awak Mas royalty cancellation and $384 upon maturity of short-term investments. Sources of cash from investing activities during the nine months ended September 30, 2021 were $2,100 for payments related to Los Reyes, $315 for payments related to Awak Mas and $400 from maturity of short-term investments, as partially offset by $105 for equipment purchases.

Financing activities

During the nine months ended September 30, 2022 and 2021, net cash of ($306) and $12,984, respectively, was (used)/provided by financing activities. Cash used by financing activities during the nine months ended September 30, 2022 was for payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) offset by $51 of net proceeds under the ATM Program (defined below). Cash from financing activities during the nine months ended September 30, 2021 included net proceeds of $12,323 from the Company’s July 2021 public offering (the “2021 Offering”) (described below) and $1,062 under the ATM Program, partially offset by payments for employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and capital resources

Our cash liquidity position as of September 30, 2022, comprising cash and cash equivalents of $9,580, reflected a net decrease of $3,177 during the nine months ended September 30, 2022. We benefited from net proceeds of $2,500 for cancellation of the Awak Mas royalty, maturity of short-term investments of $384, a $196 value-added tax recovery from the previous sale of non-core assets, and ATM Program proceeds as discussed below. These cash inflows were offset by expenditures of $6,308, which included final payments for the exploration drilling program and the 2022 FS. Expenditures have declined from their peak in early 2022, current liabilities have been reduced, and we are proceeding with additional spending reductions.

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

As a secondary measure of liquidity, the Company had working capital of $8,899 and $12,164 at September 30, 2022 and December 31, 2021, respectively. These amounts were net of deferred option gain of $nil and $383, respectively, related to the Awak Mas transaction. The deferred option gain was recognized as income during the three months ended March 31, 2022 and did not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At September 30, 2022	At December 31, 2021
Current Assets	$9,792	$13,952
Offset by accounts payable and accrued liabilities	$(893)	$(1,405)

Vista completed the 2022 FS and the third phase of its exploration drilling program during the three months ended March 31, 2022 and made final payments to vendors for this work. Other potential discretionary programs that may be undertaken during the balance of 2022 could total up to an additional $200. Management has implemented cost-reduction measures during 2022 in response to current economic and capital market conditions. Our 2022 fixed cost spending is budgeted at approximately $7,000. Fixed cost spending through September 30, 2022 has been nearly 15% under budget and is expected to continue at that rate through year end. Additional spending reductions are being planned for 2023, which are expected to reduce budgeted annualized fixed expenses to approximately 20% below Vista’s 2022 budget. Potential sources of cash inflows include monetization of non-core assets and use of the ATM Program.

The Company renewed its at-the-market offering agreement in December 2021 (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the nine months ended September 30, 2022, the Company sold 50,000 Common Shares under the current ATM Program for net proceeds of $51. Aggregate net proceeds sold under the prior ATM agreement totaled $2,830 through December 31, 2021.

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

Giving consideration to current economic conditions and the Company’s ongoing initiatives, we believe our existing working capital as of September 30, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least 12 months.

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

Contractual Obligations

We have no material contractual obligations as of September 30, 2022.

Projects Update

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk the Project. Through the end of 2021, all technical reports, mineral resources and reserves estimates, and other property-related disclosures have been reported under NI 43-101. Starting in 2022, we also reported mineral resources and reserves estimates under S-K 1300 standards in the United States, while continuing to meet reporting standards under NI 43-101 in Canada.

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

Vista completed a feasibility study for Mt Todd, being the 2022 FS, announced the results on February 9, 2022 and filed the SK-1300 and NI 43-101 Technical Reports on February 24, 2022. This study addressed recommendations from the 2019 pre-feasibility study; reflected minor updates of the Project design to be consistent with the MMP; and advanced the levels of engineering and detailed costing in all areas of the Project. It evaluated several trade-off opportunities including contract power generation. The 2022 FS resulted in a larger reserve and longer mine life based on new mine plans using a conservative gold price assumption that is more reflective of current gold prices.

The MMP for Mt Todd was approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. The MMP (similar to a mine operating permit in North America) was the final major authorization required for the development of the Mt Todd mine. Receipt of this approval marked the achievement of a major de-risking milestone that was a significant focus of the Company for three years. We believe this approval, combined with the previously-approved major environmental permits, demonstrates the quality and advanced stage of engineering and Project planning. The MMP is being amended to reflect the larger pit and waste rock dump associated with the increased mineral reserve in the 2022 FS.

Vista completed a phased exploration drilling program at Mt Todd in March 2022 and reported final assay results in June 2022. The drilling program was focused on identifying connecting structures and mineralization between previously interpreted discrete deposits and the potential for efficient resource growth with future drilling along strike from the Batman deposit, approximately 1.9 kilometers north to the Golf-Tollis/Penguin targets. We believe the program successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and outlining areas where future drilling can be undertaken to efficiently define additional gold resources.

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

The exploration target potentials were derived from the similarities to the Batman deposit sheeted vein system and their surrounding mineralization, as evidenced by drill intercepts in the exploration target area across vertical cross and long sections. The volume of the modeled areas determines the potential tonnage statement in the exploration target. The grade range given in the exploration target is determined with consideration to the drill results within the modeled exploration target area and consideration of the geological setting in an established mining camp. The potential tonnages and grades are conceptual in nature and are based on drill results that defined the approximate length, thickness, depth and grade of the portion of the historical resource estimate. There has been insufficient exploration to define a current mineral resource and the Company cautions that there is uncertainty whether further exploration will result in such exploration targets being delineated as a mineral resource.

The upper NXLD and SXLD intercepts represent the high-grade zone within the Batman-Driffield Structural corridor. These structures have not yet been targeted or systematically explored, so represent excellent opportunities for discovery of near surface, high-grade mineralization. Structures parallel to the NXLD and SXLD are most likely to host high-grade, near surface mineralization within the Mt Todd package.

The sampling method and approach for the drillholes was as follows:

•	The drill core, upon removal from the core barrel, was placed into plastic core boxes;
•	The plastic core boxes were transported to the sample preparation building;
•	The core was marked, geologically logged, geotechnically logged, photographed, and sawn into halves. One-half is placed into sample bags as one-meter sample lengths, and the other half retained for future reference. The only exception to this is when a portion of the remaining core has been flagged for use in metallurgical testwork;

•	The bagged samples have sample tags placed both inside and on the outside of the sample bags. The individual samples were then grouped into “lots” for submission to NAL, a certified lab, for preparation and analytical testing; and
•	All of this work was done under the supervision of a Vista geologist.

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that our work has added substantial value to the Project and positions the Project for near-term development;
●	our belief that the resilience of Mt Todd, in part supported by the positive impact of the current foreign exchange rate, is demonstrated by the Project economics reflected in the 2022 FS;
●	our belief that the decision to use a third-party power provider resulted in important positive impacts to our capital costs and insulates the Project from certain construction and operating risks while maintaining what we believe to be attractive operating costs;
●	our belief that the results of the 2022 FS demonstrate an attractive project development opportunity and allow the Company to evaluate a broad range of alternatives to advance Mt Todd as we continue to focus on maximizing shareholder value;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with a range of prospective parties as we seek an appropriate strategic transaction;
●	our belief that the completion of an acceptable strategic transaction in respect of Mt Todd may be dependent on sustained improvement and stability in the economy and capital markets;
●	our belief that the MMP approval, combined with the previously-approved major environmental permits, demonstrates recognition of the quality and advanced stage of engineering and Project planning;
●	our estimates of future operating and financial performance;
●	our belief that recent drilling is consistent with our geologic model and demonstrates vertical and horizontal continuity of mineralization;
●	our belief that the recent exploration program delineated four areas with the potential to host additional mineralization, that the potential tonnages and grades are conceptual in nature, and that there is uncertainty whether further exploration will result in such exploration targets being delineated as a mineral resource;
●	our estimates of mineral resource potential identified by our recent drilling program, including our belief that the upper NXLD and SXLD intercepts represent excellent opportunities for discovery of near surface, high-grade mineralization;

●	our belief that the drilling program has successfully achieved our goal of demonstrating the regional potential along a 5.4-kilometer portion of the 24-kilometer Batman-Driffield Trend and outlining areas where future drilling can be undertaken to efficiently define additional gold resources;
●	our plan to implement additional spending reductions in 2023, which are expected to reduce budgeted annualized fixed expenses to approximately 20% below Vista’s 2022 budget;
●	our belief that our existing working capital at September 30, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses and Project holding costs for at least 12 months;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and nine months ended September 30, 2022, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2022 and 2021, (ii) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 26, 2022	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 26, 2022	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer