Form 10-K/A
period 2021-12-31
VISTA GOLD CORP
filed 2023-02-13
CIK 783324

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $85,760,855

The number of shares of the Registrant’s Common Stock outstanding as of February 10, 2023 was 118,989,927.

 Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2022 Annual General Meeting of Shareholders are incorporated herein. See Part III.

EXPLANATORY NOTE

Vista Gold Corp. (the “Company”) hereby files this Amendment No. 1 (the “Amended Report”) to its annual report on Form 10-K as originally filed with the SEC on February 24, 2022 (the “Original Report”) to update our mineral property disclosures in the Original Report to align with certain of the technical requirements of subpart 1300 of Regulation S-K (“S-K 1300”). This Amended Report is being filed to (i) amend “Item 2. Properties”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) file an amended version of “Exhibit 96.1 Technical Report Summary for the Mt Todd Gold Project”, in each case, to update only the following disclosure:

●	Revisions to disclosure of mineral resources exclusive of mineral reserves rather than inclusive of mineral reserves, with no change in the actual mineral resource vs. mineral reserve numbers;
●	Deletion of grade-tonnage information for mineral resources, which included material classified as mineral reserves and wasn’t required disclosure under S-K 1300;
●	Additions of statements providing the point of reference for mineral resources;
●	Revisions to the opinions of certain qualified persons to conform to the respective requirements of S-K 1300;
●	Revisions to the text of the capital and operating costs sections to clarify that such costs are within a +/- 15% level of accuracy as prescribed by S-K 1300; and
●	Revisions to Items 2 to reference “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021, an issue date of February 9, 2022, and amended date of February 7, 2023 (“2022 FS”).

These updates do not change the conclusions, economic results, or mineral reserves or resources estimates.  This Amended Report also contains updated consents of the authors of the revised technical report summary filed as exhibits hereto.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Form 10-K/A, the Company is refiling the certifications of the Company’s Chief Executive Officer and Chief Financial Officer, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 31.1 and 31.2 to this Form 10-K/A.

Outside of changes to the items and exhibit as noted above, the updated consents of the authors of the 2022 FS, and the certifications of the Chief Executive Officer and Chief Financial Officer, this Amended Report does not otherwise amend, supplement, update or revise any portion of the Original Report which remains unchanged since the date of its filing. Furthermore, this Amended Report does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Report. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Report was filed. Accordingly, this Form 10-K/A should be read in conjunction with the Original Report and the Company’s other filings with the SEC subsequent to the filing of the Original Report.

PART I

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

Technical Report Summary

The 2022 FS for Mt Todd is the technical report summary, prepared pursuant to S-K 1300, that was filed on EDGAR on February 13, 2023 and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021, an issue date of February 9, 2022, and an amended date of February 7, 2023 (the “2022 FS”). A companion feasibility study for Canadian purposes, pursuant to NI 43-101, was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022.

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

Mt Todd Gold Project – Summary of Gold Mineral Resources at the End of the Fiscal Year Ended December 31, 2021 based on US$1,300/oz. Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys mineral resource estimates is in situ at the property. The Point of Reference of the Heap Leach mineral resource estimate is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

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

PART II

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

Mt Todd Mineral Resources

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys mineral resource estimates is in situ at the property. The Point of Reference of the Heap Leach mineral resource estimate is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Heap Leach, Batman and Quigleys resource estimate is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project Mineral Reserves – 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per ounce pit design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates is December 31, 2021.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company were filed with the Company’s Annual Report on Form 10-K filed on February 24, 2022:

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

Exhibits:

The exhibits, listed on the following exhibit index are filed or furnished as part of this Amended Report on Form 10-K/A. These exhibits should be read in conjunction with the exhibits in Item 15 of the Company’s Annual Report on Form 10-K filed on February 24, 2022.

Exhibit Number	Description
23.1	Consent of Tetra Tech, Inc.
23.2	Consent of Sabry Abdel Hafez
23.3	Consent of Rex Clair Bryan
23.4	Consent of Thomas L. Dyer
23.5	Consent of Amy L. Hudson
23.6	Consent of April Hussey
23.7	Consent of Chris Johns
23.8	Consent of Max Johnson
23.9	Consent of Deepak Malhotra
23.10	Consent of Zvonimir Ponos
23.11	Consent of Vicki Scharnhorst
23.12	Consent of Keith Thompson
23.13	Consent of John Rozelle
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
96.1	Technical Report Summary for the Mt Todd Gold Project

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 13, 2023	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 13, 2023	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer