Form 10-K
period 2022-12-31
VISTA GOLD CORP
filed 2023-02-23
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $80,325,000

The number of shares of the Registrant’s Common Stock outstanding as of February 17, 2023 was 118,989,927.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2023 Annual General Meeting of Shareholders are incorporated herein. See Part III.

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

In 2022, Vista completed a feasibility study for Mt Todd (“Mt Todd FS”), retained CIBC Capital Markets as a strategic advisor to support the Company’s strategic outreach process for Mt Todd, concluded a drilling program to demonstrate district-scale resource growth potential, and significantly reduced costs. These accomplishments advanced Mt Todd’s reserve size, resource growth potential, economic returns, and overall attractiveness as a large, development ready gold project.

The Mt Todd FS demonstrates the potential of a large-scale gold project at Mt Todd. Highlights include:

●	estimated proven and probable mineral reserves increased by 19% to 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,125 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $817 per ounce;
●	high capital efficiency, with initial capital requirements of $892 million, or $141 per payable ounce of gold;
●	after-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce; and
●	after-tax NPV5% of $1.7 billion and IRR of 29.4% at a price of $1,900 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.

The Mt Todd FS included reserve estimates pursuant to subpart 1300 of Regulations S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with the current market conditions at the time of the study. The Mt Todd FS addressed recommendations from the 2019 pre-feasibility study, included minor updates of the Project design to be consistent with the MMP, and reflected the completion of engineering and detailed costing in all areas of the Project.

We have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. In recent years, we completed a number of optimization studies, which were incorporated into the Mt Todd FS. This work has added substantial value to the Project and positions Mt Todd for near-term development.

The strategic process with CIBC Capital Markets, which is ongoing and remains a top priority, continues to generate interest and positive feedback on the technical merits of Mt Todd. The Company believes that there are indications that market conditions are improving, but interested parties continue to maintain a cautious approach to new, large-scale development projects. To address this, the Company is evaluating a smaller scale project with significantly lower initial capital costs while maintaining operating costs similar to those in the Mt Todd FS, with potential for subsequent throughput expansion or mine-life extension. We expect to be able to demonstrate this alternate development strategy early in 2023 and believe this should attract the interest of new potential partners and those who have previously expressed interest in different development strategies.

In 2022, the Company completed an exploration drilling program within a 5.4 km trend extending immediately north from the Batman pit. The Company believes that the results from this program and historical sources demonstrate excellent resource growth potential, including delineation of four highly prospective exploration targets. The Company views these targets as positive indicators of future resource growth potential to interested parties, and believes these targets represent the closest and most immediate opportunity for growth with the appropriate investment in additional drilling. Vista has no immediate plans to complete additional drilling but continues to advance exploration on the exploration licenses, which cover 1,650 km2.

We significantly reduced our 2022 recurring costs, which were approximately 15% below plan. Reducing costs and maximizing cost effectiveness are also high priorities for 2023. We have already taken steps to further reduce recurring costs by approximately 7% during 2023 and continue to evaluate and implement opportunities for additional cost reductions.

In addition to the technical advancements of the Project in 2022, Vista has all major operating and environmental permits for the development of Mt Todd. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, Australia (the “NT Government”), creating a strong social license.

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

Human Capital Management

As of December 31, 2022, we had 14 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with Vista’s corporate objectives and performance, and are designed to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages, benefits and incentive earnings for both short-term and long-term performance.

The health and safety of our employees and others is a high priority in the way we manage our business. Oversight is provided by the Company’s board of directors (the “Board of Directors”) through the Health, Safety, Environment and Social Responsibility Committee. Management utilizes the principles set out in our Health & Safety Policy to administer health and safety programs. Employees and others entering our workplaces are provided with and required to use personal protective equipment appropriate for their duties. Each employee and visitor to our workplaces receives relevant orientation and is required to adhere to our established site health and safety protocols. In addition to recurring health and safety considerations, we comply with relevant policy and regulation recommended by government and health agencies in the jurisdictions where we operate. Our compensation programs also include consideration of health and safety performance in determining incentive awards.

Vista’s priority to maintain a culture of ethical performance as a core value is reflected in the Company’s Code of Business Conduct and Ethics and other related policies. Oversight is provided by the Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

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

Environmental, Social, and Governance Responsibility

Vista is committed to implementing and continuing to improve business practices that are designed to mitigate environmental impacts of our operating activities, support the people and communities within our areas of influence, and appropriately manage the business affairs of our organization. We believe part of being a good corporate citizen requires a dedicated focus on how we affect the environment and fulfill our responsibilities to stakeholders. In particular, through our planning for development of Mt Todd, we have worked closely with governmental entities in the NT and local groups, including the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”), to strive towards an environmentally sound and socially responsible development plan.

Segment Information

We have one reportable segment, consisting of acquisition, exploration and evaluation activities which are focused on Australia. We acquire, explore, evaluate and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements, or outright sales of assets. We reported no mining operating revenues during the years ended December 31, 2022 and 2021. Geographic location of mineral properties and plant and equipment is provided in Note 4 – Mineral Properties and Note 5 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the NT Government. After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities, currently stated by the NT Government at A$73 million. As a result, we will be required to mitigate long-term environmental impacts, including any of those existing prior to 2006, that are not otherwise mitigated during the mine life, by stabilizing, contouring, re-sloping and re-vegetating various portions of the Project after mining and mineral processing operations are completed. Reclamation programs will be conducted in accordance with detailed plans, which will be finalized and reviewed by the appropriate regulatory agencies at the time of the execution of the programs.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, territorial, provincial, and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, mine safety, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, the use and disposal of hazardous substances, and other matters. We have obtained all major authorizations for Mt Todd and have pending applications for other minor licenses, permits or other authorizations currently required to conduct our exploration, development, and other programs. We believe we comply in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate.

Australian Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, development and operation of Mt Todd is expected to have a variety of environmental impacts. In Australia, environmental legislation plays a significant role in the mining industry. We are required under Australian laws and regulations (federal and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NT EPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization required by the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material and sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to receive authorization of an MMP before the start of mining operations. The MMP was approved by the Northern Territory Department of Industry, Tourism and Trade (“DITT”) in June 2021 and is currently being amended to align with the larger-scale design in the Mt Todd FS. The changes to the waste rock dump design have been referred to the NT EPA as required under the Environmental Protection Act 2019 for its consideration.

Environmental Regulation

Mt Todd is subject to various federal, territorial, and local laws and regulations governing protection of the environment. Such laws and regulations are continually changing and, in general, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our operations are conducted in material compliance with applicable laws and regulations.

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

During 2022, Mt Todd did not have any material non-compliance occurrences with any applicable environmental laws and regulations. See “Item 1. Business – Reclamation”, above.

Competition

We compete with other mining companies to acquire, explore, finance, and develop gold properties and to retain expert consultants required to complete our geological and project development studies. We also compete with other mining companies to hire mining engineers, geologists and other skilled personnel in the mining industry, and for exploration and development services. Some of these competing mining companies have substantially greater financial and technical resources than Vista. As a result, we may have difficulty acquiring attractive gold projects at reasonable prices, engaging skilled consultants with sufficient resources to support timely completion of work programs, and attracting and retaining qualified personnel.

Gold Price History

The price of gold is volatile and is affected by numerous factors, all of which are beyond our control, such as the sale or purchase of gold by various central banks and financial institutions, inflation, recession, fluctuation in the relative values of the U.S. dollar to foreign currencies, changes in global gold supply and demand, and political and economic conditions.

The following table presents the high, low and average London Bullion Market Association PM Fix prices in U.S. dollars per troy ounce of gold over the past five years and during 2023 through February 14, 2023:

Year	High	Low	Average
2018	$1,355	$1,178	$1,269
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023 (to February 14, 2023)	$1,932	$1,834	$1,893

Data Source: www.lbma.org.uk/prices-and-data/precious-metal-prices#/

Available Information

We make available, without charge, on or through our website at www.vistagold.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act. Our website and the information contained therein or connected thereto are not intended to be, and are not, incorporated into this annual report on Form 10-K.

Metric Conversion Table

To Convert Metric Measurement Units	To Imperial Measurement Units	Multiply by
Hectares	Acres	2.4710
Meters	Feet	3.2808
Kilometers	Miles	0.6214
Tonnes	Tons (short)	1.1023
Liters	Gallons	0.2642
Grams	Ounces (troy)	0.0322
Grams per tonne	Ounces (troy) per ton (short)	0.0292

Glossary of Selected Mining Terms

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

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable. The results of a feasibility study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of a project. The confidence level of a feasibility study is higher than that of a preliminary feasibility study.

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

“measured mineral resource” and “measured resource” mean “measured mineral resource” defined by S-K 1300 as that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

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

“qualified person” or “QP” as defined under S-K 1300 is an individual who is: (1) a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and (2) an eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must: (i) be either: (A) an organization recognized within the mining industry as a reputable professional association; or (B) a board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field; (ii) admit eligible members primarily on the basis of their academic qualifications and experience; (iii) establish and require compliance with professional standards of competence and ethics; (iv) require or encourage continuing professional development; (v) have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and (vi) provide a public list of members in good standing.

“qualified person” or “QP” as defined under NI 43-101 means an individual who (1) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (2) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment or any combination of these that is relevant to his or her professional degree or area of practice; (3) has experience relevant to the subject matter of the mineral project and the technical report; (4) is in good standing with a professional association; and (5) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable, confidential peer evaluation of the individual’s character, professional judgment, expertise and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

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

“tpd” means tonnes per day.

“vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“waste” means rock lacking sufficient grade and/or other characteristics of ore.

Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws, and as a result we report our mineral reserves and mineral resources according to two different standards. For U.S. purposes, mineral property disclosures are reported in accordance with S-K 1300 under the Exchange Act, while Canadian disclosures are reported in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

In our public filings in the U.S. and Canada and in certain other announcements not filed with the U.S. Securities Exchange Commission (“SEC”), we disclose proven and probable reserves and measured, indicated, and inferred resources, each as defined in S-K 1300 and NI 43-101. As currently reported, there are no material differences in our disclosed proven and probable reserves and measured, indicated, and inferred resource under each of S-K 1300 and NI 43-101. The estimation of measured resources and indicated resources involve greater uncertainty as to their existence and economic feasibility than the estimation of proven and probable reserves; therefore, investors are cautioned not to assume that all or any part of measured or indicated resources will ever be converted into S-K 1300-compliant or NI 43-101-compliant reserves. Estimations of inferred resources involve far greater uncertainty as to their existence and economic viability than the estimations of other categories of resources; therefore, it cannot be assumed that all or any part of inferred resources will ever be upgraded to a higher category. Investors are cautioned not to assume that all or any part of inferred resources exist, or that they can be mined legally or economically.

Note Regarding Forward-Looking Statements

This annual report, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events, or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, those listed below:

Operations

●	our belief that the Mt Todd FS has added substantial value to the Project and positions the Project for near-term development;
●	our belief that our investments to systematically explore, evaluate, engineer, permit and de-risk the Project have added to the underlying value of the Project and demonstrate strong development potential;
●	our plans and available funding to continue to identify and study potential Mt Todd optimizations, project improvements and efficiencies;
●	our expectation that completion of a smaller scale project study is expected in the first quarter of 2023;

●	the results of the Mt Todd FS and its related estimates and projections, including projected free cash flow, future exchange rates and commodity prices;
●	our belief that there are indications that market conditions are improving;
●	our expectation to be able to demonstrate an attractive alternate development strategy early in 2023;
●	our belief that the results from our exploration drilling program and historical sources demonstrate excellent resource growth potential;
●	our belief that an alternate development strategy will attract the interest of new potential partners and those who have previously expressed interest in different development strategies;
●	our belief that certain exploration targets represent the closest and most immediate opportunity for growth with the appropriate investment in additional drilling;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	our belief that fine grinding will improve gold recoveries and favorably impact project economics;
●	estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	our expectation that dewatering of the pit will not present any major issues when resuming operations in the Batman pit;
●	estimates of mineral reserves and mineral resources;
●	our intention to improve the value of our gold projects;
●	the potential that development projects may lead to gold production or value-adding strategic transactions;
●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our belief that our investment of significant resources in water treatment and management, environmental, and social programs has benefited our relationships with the traditional landowners, local communities, and NT Government, creating a strong social license;
●	our expectation that a community-based project would produce lower operating costs compared to contract mining and that a portion of the skilled workforce should be able to be sourced locally;
●	our expectation that the remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans;
●	our estimates with respect to historical mine production at Mt Todd;
●	our expectation that plus 5/8” high pressure grinding roll (“HPGR”) crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively consistent;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG Mill design;
●	the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading of the area occupied by the heap leach pad only as the material on the existing heap leach pad will be processed through the mill at the end of mine life; and

●	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction.

Business and Industry

●	Our expectation that existing working capital as of December 31, 2022, together with other potential future sources of non-dilutive financing, will be sufficient to fully fund our currently planned corporate expenses, Project holding costs and discretionary programs for at least one year from the date of issuance of this annual report on Form 10-K;
●	our belief that the ATM Program (as defined below) will provide additional financing flexibility at a low cost;
●	the potential monetization of our non-core assets, including a royalty interest in the U.S. and our used mill equipment which is for sale;
●	potential expenditures, funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our belief that the current market value of the Common Shares does not reflect the fair value of the Company’s assets;
●	our belief that we maintain reasonable amounts of insurance;
●	our expectations related to potential changes in regulations or taxation initiatives;
●	our expectation that we will continue to be a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	preliminary estimates of the reclamation and other related costs that would be incurred if we were to notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board of Directors; our cash and other funding requirements and timing and sources thereof; results of preliminary feasibility and feasibility studies, the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and preliminary feasibility and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political, economic, and social conditions; expected Australian national, provincial and local government policies, including legal reforms, successful advancement of the Company’s required permitting processes; ability to successfully raise additional capital. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;

●	mineral resource and reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims; and
●	environmental lawsuits.

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;

●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC (as defined below) for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws; and
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector.

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

Operating Risks

We cannot be assured that the Mt Todd FS has, or future studies will, accurately forecast economic results.

Mt Todd is our principal asset. Our ability to arrange financing to develop Mt Todd and our future profitability depend on the economic and technical feasibility of the Project as established through formal feasibility studies, such as the Mt Todd FS. There can be no assurance that the mining, comminution, and gold recovery processes (including ore sorting), gold production rates, revenue, and capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in the Mt Todd FS, or any future studies.

Mt Todd requires substantial capital investment, and we may be unable to raise sufficient capital on favorable terms or at all.

Ongoing site costs, construction, operation and reclamation of Mt Todd will require significant capital. Our ability to raise sufficient capital and/or secure a development partner or other form of transaction on satisfactory terms, if at all, will depend on several factors, including the Mt Todd FS or any future studies, applicable laws and regulations, acquisition of the requisite permits, macroeconomic conditions, and future gold prices. Uncontrollable factors or other factors such as lower gold prices, unanticipated operating or permitting challenges, inability to secure a development partner or other form of transaction, actual and perceived environmental impacts, or illiquidity in the debt or equity markets, including the cost of capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern, could impede our ability to finance ongoing and future activities at Mt Todd on acceptable terms, or at all.

If we decide to construct the mine at Mt Todd, we will assume substantial reclamation obligations resulting in a material financial obligation.

The Mt Todd site was not reclaimed when the original mine closed. Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and provide notice to the NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd. At such time, we will be required to provide a bond or other surety in a form and amount satisfactory to the NT Government that would cover the prospective expense to reclaim the Mt Todd property. In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time. The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital. There is no assurance that we will be able to provide an acceptable form of bond or other surety, or provide sufficient working capital to complete any required rehabilitation if and when such obligations are assumed by the Company.

There may be delays in the construction of Mt Todd.

Delays in commencing and completing construction could result from factors such as availability and performance of engineering and construction contractors, suppliers, consultants, and employees; availability of required equipment; delays in receiving any required approvals and authorizations; and availability of capital. Any delay in performance by any one or more of the contractors, suppliers, consultants, employees or other persons on which we depend, or lack of availability of required equipment, or delay or failure to receive required governmental approvals or financing could delay, prevent commencement of, or interrupt construction at Mt Todd. There can be no assurance of whether or when construction at Mt Todd will start, the duration of the construction period, or that the necessary personnel, equipment, supplies, or other resources will be available to the Company if and when construction is started.

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

Water at Mt Todd is expected to be provided from a freshwater reservoir that is fed by seasonal rains. Insufficient rainfall, or drought-like conditions in the area feeding the reservoir could limit or extinguish this water supply. Sufficient water resources may not be available, resulting in curtailment or stoppage of operations until the water supply is replenished. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

We rely on third parties to fulfill their obligations under agreements.

Our business strategy includes entering into agreements with third parties (“Third Parties”). Such Third Parties may: (i) have economic or business interests or goals that are inconsistent with or opposed to ours; (ii) have rights in conflict with what we believe to be in our best interests; (iii) take action contrary to our policies or objectives; or (iv) as a result of financial or other reasons, be unable or unwilling to fulfill their obligations under the agreement(s). Any one or a combination of these could result in liabilities for us and/or could adversely affect the value of the related project(s) and, by association, damage our reputation and consequently our ability to acquire or advance other projects and/or attract future Third Parties.

Our exploration and development interests are subject to evolving environmental regulations.

Our property and royalty interests are subject to environmental regulations. Environmental legislation is becoming more restrictive, with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental laws and regulations will not adversely affect our interests. Currently, our property and royalty interests are subject to environmental laws and regulations in Australia and the U.S.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by environmental nuisance, the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims would be successful. This could have a material adverse effect on our business prospects, results of operation, cash flows, financial condition, and corporate reputation.

We may have material undisclosed environmental liabilities of which we are not aware.

Vista has been engaged in gold exploration since 1983. Since inception, the Company has been involved in numerous exploration projects in many jurisdictions. There may be environmental liabilities associated with disturbances at these projects for which the Company may be identified as a responsible or potentially responsible party, regardless of its level of involvement in creating the related disturbance. We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our business prospects, results of operations, cash flows, financial condition, and corporate reputation.

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

We are a development stage issuer, and we devote our efforts to our development stage property, Mt Todd. We do not currently produce gold and do not currently generate operating earnings from gold production. We finance our business activities principally by issuing equity.

We have incurred losses in all annual periods since 1998, except for the years ended December 31, 2011, during which we recorded non-cash net gains, December 31, 2015 during which we recorded gains related to research and development refunds, and December 31, 2020 during which we monetized certain mineral property interests. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution of cash or other assets in the foreseeable future, if at all.

A substantial or extended decline in gold prices would have a material adverse effect on the value of our assets and on our ability to raise capital and could result in lower than estimated economic returns.

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price is volatile and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

●	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
●	speculative short or long positions on futures markets;
●	the relative strength of the U.S. dollar;
●	current, or expectations of future, rates of inflation or interest rates;
●	changes to economic conditions in the United States, China, India and other industrialized or developing countries;
●	geopolitical conflicts;
●	changes in jewelry, investment or industrial demand;

●	changes in supply from production, disinvestment, and scrap; and
●	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

●	negatively impact our ability to raise capital on favorable terms, or at all;
●	negatively affect our ability to find a partner, investor or lender for the development of Mt Todd;
●	jeopardize the development of Mt Todd;
●	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
●	reduce the potential for future revenues from gold projects in which we have an interest;
●	reduce funds available to operate our business; and
●	reduce the market value of the common shares in the capital of the Company (the “Common Shares”) and our assets.

Industry consolidation could result in the acquisition of a control position in the Company for less than fair value.

Consolidation within the industry is a growing trend. As a result of the broad range of market and industry factors including the price of gold, we believe the current market value of the Common Shares does not reflect the fair value of the Company’s assets. These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us and divert our management’s attention and resources. A completed acquisition could result in realized losses for shareholders of the Company.

We may be unable to raise additional capital on favorable terms, or at all.

Our exploration and, if warranted, development activities and the construction and start-up of any mining operation require substantial amounts of capital. To develop Mt Todd, acquire attractive gold or other projects, and/or continue our business, we will have to secure a development partner or otherwise source sufficient equity, debt or other forms of capital, raise additional funds from the sale of non-core assets and / or seek additional sources of capital from other external sources. There can be no assurance that we will be successful in securing a development partner or otherwise raising additional capital on acceptable terms, including the cost of such capital and other conditions of financing arrangements that impose restrictive covenants and security interests that may affect the Company’s ability to operate as intended and ultimately its ability to continue as a going concern. If we cannot raise sufficient additional capital, we may be required to substantially reduce or cease operations, any of which may affect our ability to continue as a going concern.

We face intense competition in the mining industry.

The mining industry is intensely competitive in all its phases. Some of our competitors are much larger, established companies with greater financial and technical resources than ours. We compete with other companies for attractive mining properties, for capital, for equipment and supplies, for outside services and for qualified managerial and technical employees. Access to financing, equipment, supplies, skilled labor, and other resources may also be affected by competition from non-mining related commercial sectors. If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs, or such programs may be reduced in scope. Competition for equipment and supplies could result in shortages of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of Mt Todd, to attract necessary financing, to meet all our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

The occurrence of events for which we are not insured may affect our cash flow and overall profitability.

We maintain insurance policies that mitigate certain risks related to our assets and business activities. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect to limit or not have insurance for certain risks because of the high premiums associated with insuring those risks or for various other reasons. In other cases, insurance may not be available for certain risks. We do not insure against political risk. The occurrence of events for which we are not insured adequately, or at all, could result in significant losses that could materially adversely affect our financial condition and our ability to fund our business.

Currency fluctuations may adversely affect our costs.

We have material property interests in Australia. Most costs in Australia are incurred in the local currency. Appreciation of the Australian dollar, if any, against the U.S. dollar effectively increases our cost of doing business. This could have the effect of increasing the amount of capital required to continue to maintain, explore and develop Mt Todd, reducing the pace at which it is explored and developed, and/or cause activities to be suspended either temporarily or permanently.

The Company is likely a “passive foreign investment company,” which will likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our Common Shares should be aware that the Company believes it was classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2022, and based on current business plans and financial projections, management believes there is a significant likelihood that the Company will be classified as a PFIC during the current taxable year. If the Company is classified as a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - “Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Certain directors and officers may serve as directors and officers of other companies in the natural resources sector.

While there are no known existing or potential conflicts of interest between Vista and any of its directors or officers, certain of the directors and officers do or may serve as directors and officers of other natural resource companies and therefore it is possible that a conflict may arise between their duties as a director or officer of Vista and their duties as a director or officer of such other companies. The directors and officers of Vista are aware of the existence of laws governing accountability of directors and officers for corporate opportunity and disclosure of conflicts of interest. Should any director or officer breach the duties imposed upon them by applicable laws, such actions or inactions could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

Industry Risks

Calculations of mineral resources and mineral reserves are estimates only and subject to uncertainty.

Estimation of mineral resources and mineral reserves is an imprecise process and the accuracy of such estimates is a function of the quantity and quality of available data, assumptions used, and judgments made in interpreting geological information and estimating future capital and operating costs. There is significant uncertainty in mineral resources and mineral reserves estimates, and the economic results of mining a mineral deposit may differ materially from the estimates as additional data develops, interpretations change, or actual economic conditions vary from the estimates used.

Estimated mineral resources and mineral reserves may be materially affected by other factors.

In addition to uncertainties inherent in estimating mineral resources and mineral reserves, other factors may adversely affect estimated mineral resources and mineral reserves. Such factors may include but are not limited to metallurgical, environmental, permitting, legal, title, taxation, socio-economic, marketing, political, gold prices, and capital and operating costs. Any of these or other adverse factors may reduce or eliminate estimated mineral reserves and mineral resources and could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

Feasibility studies and other technical studies are estimates only and subject to uncertainty.

Feasibility studies, such as our Mt Todd FS, and other technical studies are used to estimate the economic viability of an ore deposit, as are preliminary feasibility studies, preliminary economic assessments, and scoping studies. Feasibility studies are the most detailed studies and reflect higher levels of confidence in estimated production rates, and capital and operating costs. Accepted levels of confidence required to meet the standards set out in S-K 1300 are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. Confidence levels for scoping studies may vary, but generally provide less confidence than preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed. Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs, and other variables may cause actual results of economic viability to differ materially from these estimates. Results of any subsequent Mt Todd feasibility study may be less favorable than the current Mt Todd FS.

Mining companies are increasingly required to consider and provide benefits to the communities, regions, and countries in which they operate, and are subject to extensive environmental, health and safety laws and regulations.

As a result of public concern about the real or perceived detrimental effects of economic globalization, global climate impacts, and other adverse environmental effects resulting from the operation of extractive industries, businesses in general and the mining industry in particular face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders, including employees, governments, Aboriginal peoples, communities surrounding operations, adjacent regions, and the countries in which they operate, such constituencies benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, delays, suspension of activities, legal claims, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration and development involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development, and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, or our insurance for a particular event or circumstance might be insufficient, in which event we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

Pending or future legislation and regulations or other standards intended to address climate change could result in increased operating costs.

Gold production is energy intensive, resulting in a significant carbon footprint. A number of governments, governmental bodies, the World Bank and/or other entities maintain, have introduced, or are contemplating laws, regulations and standards in response to the potential impact of climate change. This type of legislation and possible future legislation and increased regulation regarding climate change could impose significant costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

Pending or future initiatives involving taxation could result in increased taxes and operating costs.

There is growing attention from the media and the public on perceived international tax avoidance techniques which could result in escalating rates of poverty, inequality and unemployment in host countries. Initiatives like the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and specific country legislative measures, including Australia, aim to reform the system of international taxation to minimize international tax avoidance techniques. This initiative and possible future initiatives could result in increased tax expenses and related compliance costs for Mt Todd or other future mining operations.

Securities Risks

Our share price may be volatile and your investment in our Common Shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our Common Shares, regardless of our actual operating performance. Factors that could cause fluctuation in the price of our Common Shares may include, among other things:

●	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
●	speculation about our business in the press or the investment community;
●	conditions or trends in our industry or the economy generally;
●	decreases in the prices of gold;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	inability to find a development partner, investor or lender on acceptable terms for the development of Mt Todd;
●	additions or departures of key personnel;
●	issuance of Common Shares by the Company; and
●	sales of our Common Shares, including sales by our directors, officers, or significant stockholders.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation or other securities claims could result in substantial costs to us and divert our management’s attention and resources.

There may be limited liquidity for our Common Share warrants.

There is no market through which our outstanding Common Share warrants may be sold. It is not possible to predict the price at which the warrants will trade in any secondary market or whether such market will be liquid or illiquid. To the extent warrants are exercised, the number of warrants outstanding will decrease, resulting in diminished liquidity for such remaining outstanding warrants. A decrease in the liquidity of the warrants may cause, in turn, an increase in the volatility associated with the price of the warrants. To the extent that the warrants become illiquid, an investor may have to exercise such warrants to realize value.

Potential dilution.

Our constating documents allow us to issue an unlimited number of Common Shares for such consideration and on such terms and conditions as shall be established by the Board of Directors, in many cases, without the approval of shareholders. We may issue Common Shares in offerings from treasury (including through the sale of securities convertible into or exchangeable for Common Shares) and on the exercise of stock options or other securities exercisable for Common Shares. We cannot predict the size of future issuances of Common Shares or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their shareholder interest and voting power.

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

Regular access to and security of information technology systems are critical to Vista’s operations. To Vista’s knowledge, it has not experienced any material losses relating to disruptions to its information technology systems. Vista has implemented policies, controls, and practices to manage and safeguard Vista and its stakeholders from internal and external cybersecurity threats and to comply with changing legal requirements and industry practice. Cyber risks cannot be fully mitigated, and these threats are continuing to evolve. Therefore, Vista cannot assure that its information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to Vista’s information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect the operations of Vista as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

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

We are subject to changing rules and regulations promulgated by a number of governmental and self-regulated organizations, including but not limited to the British Columbia Securities Commission, the SEC, the Toronto Stock Exchange (the “TSX”), the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on our reputation and our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

References to USD or $ refer to United States currency and AUD or A$ refer to Australian currency, all in thousands, unless specified otherwise.

Qualified Persons

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral reserves and mineral resources included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the technical report summary of the Mt Todd FS (as described below) which is included as an exhibit to this Form 10-K.

Mt Todd Gold Project, Northern Territory, Australia

Summary Disclosure

The Company has one material mining property, the Mt Todd gold project located in the Northern Territory of Australia. We hold Mt Todd through our wholly owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Technical Report Summary

The 2022 feasibility study for Mt Todd is the technical report summary, prepared pursuant to S-K 1300, that was filed on EDGAR on February 24, 2022 and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2022 and an issue date of February 9, 2022, as amended February 7, 2023 (the “Mt Todd FS”). The technical report summary remains current in all material respects.

A companion feasibility study for Canadian purposes, pursuant to NI 43-101, was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022. The companion report is referenced herein for informational purposes only.

The technical data and economic conclusions of these reports are materially identical, with differences in the formatting of the reports and details of certain assumptions resulting only from the respective disclosure requirements of S-K 1300 and NI 43-101. The reports were prepared by Sabry Abdel Hafez, Ph.D., P.Eng.; Rex Clair Bryan, Ph.D., SME RM; Thomas L. Dyer, P.E., SME RM; Amy Hudson, Ph.D., CPG, REM; April Hussey, P.E.; Chris Johns, M.Sc., P.Eng.; Max Johnson, P.E.; Deepak Malhotra, Ph.D., SME RM; Zvonimir Ponos, BE, MIEAust, CPeng, NER; Vicki J. Scharnhorst, P.E., LEED AP; and Keith Thompson, CPG, member AIPG, each of whom is a qualified person under S-K 1300 and NI 43-101.

The following description of Mt Todd has been derived, in part, from the Mt Todd FS and readers should consult the Mt Todd FS to obtain further particulars regarding Mt Todd. The Mt Todd FS is available for review at www.sec.gov and under our profile at www.sedar.com. The Mt Todd FS is not incorporated by reference into this annual report on Form 10-K.

Certain capitalized terms in this section not otherwise defined have the meanings ascribed to them in the Mt Todd FS.

Project Location and Access

Mt Todd is located 56 kilometers by road northwest of Katherine, NT, Australia, and approximately 290 kilometers by road southeast of Darwin, NT. Access is by existing paved public roads and approximately four kilometers of paved private road. We control and maintain the private paved road.

The area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of January and March. Temperatures are moderate, allowing for year-round mining operations. The topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region, which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are approximately 130 to 160 meters above sea level in the area of the previous and planned mine plant site and waste rock dumps.

Project Stage

The Mt Todd gold project is a development stage property with proven and probable mineral reserves.

Feasibility Study Results

The Mt Todd FS evaluates a 50,000 tpd project (“50,000 tpd Project”) that optimizes payable gold, capital efficiency, operating costs and net present value (“NPV”).

The 50,000 tpd Project highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) at a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over the 16-year mine life, including average annual production of 479,000 ounces of gold per year during the first seven years of operations following commissioning and ramp-up;
●	life of mine average cash costs of $817 per ounce, including average cash costs of $752 per ounce during the first seven years of operations following commissioning and ramp-up;
●	a 16-year operating life;
●	initial capital requirements of $892 million which assume an owner-operated mining fleet, power generated on-site by a third-party, and a locally based employee workforce;
●	after-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce and an AUD:USD exchange rate of 0.71; and
●	after-tax NPV5% of $1.7 billion and IRR of 29.4% at a price of $1,900 per ounce of gold and an AUD:USD exchange rate of 0.71 based on the Gold Price and Foreign Exchange Sensitivity Table below.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in this annual report on Form 10-K for additional information.

Key statistics of the 50,000 tpd Project are presented in the table below:

	Years 1-7(1)	Life of Mine (16 years)(2)
Average Plant Feed Grade (g Au/t)(3)	1.01	0.84
Average Annual Gold Production (koz)	479	395
Payable Gold Total (koz)	3,353	6,313
Average Recovery (%)	92.2%	91.6%
Cash Costs ($/oz)(4)	$752	$817
AISC ($/oz)(5)	$860	$928
Strip Ratio (waste:ore)	2.77	2.51
Initial Capital ($ millions)		$892
After-tax NPV 5% ($ millions)		$999.5
After-tax IRR		20.6%
After-tax Payback (Months)		47

Note: Table economics presented using $1,600/oz gold and a A$1.00 :$0.71 exchange.

(1) Years 1-7 start after the 6-month commissioning and ramp up period.

(2) Life of mine is from start of commissioning and ramp up through the final closure.

(3) Post-sorting grinding circuit feed grade.

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

† Reflects the assumptions used for the economic analysis in the Mt Todd FS.

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

(1) Net of asset sales.

The Mt Todd FS contemplates an owner-operated mining fleet at initial capital of $86 million and sustaining capital of $565 million, inclusive of contingency. The study assumes the equipment will be sold when retired from operations, at an estimated salvage value of $21 million. Fleet operators, along with other employees, are expected to be community based, providing benefits by lower camp-related capital and operating costs. Mining equipment would be maintained through a full maintenance and repair contract with the manufacturer’s authorized dealer. Overall, this approach is expected to produce lower operating costs compared to contract mining.

The Mt Todd FS utilizes the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the efficiency of fine grinding and the resulting improved gold recoveries at a final grind size of P80 40 µm, and the selection of FLSmidth’s VXP mill (“VXP Mills”) as the preferred fine grinding mill.

The 50,000 tpd Project incorporates purchasing electrical power from a third-party. The power plant will be owned, operated, and provide power to the Project on a dedicated contract.

The following table presents a breakdown of 50,000 tpd Project operating costs.

Operating Cost	First 7 Years		Life of Mine Cost
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$8.52	$316	$6.79	$302
Processing	9.39	348	9.44	419
Site General and Administrative	1.06	39	0.99	44
Jawoyn Royalty(1)	0.86	32	0.72	32
Water Treatment	0.26	10	0.29	13
Tailings Management	0.08	3	0.08	4
Refining Costs(1)	0.09	3	0.08	3
Total Cash Costs(2)	$20.28	$752	$18.40	$817

Note: Table may not add to total due to rounding

(1)	Jawoyn Royalty (as defined below) and refining costs calculated at $1,600 per ounce gold and an A$1.00 : $0.71 exchange rate.
(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

In November 2020, we modified our agreement with the Jawoyn Association. The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd (“Jawoyn Royalty”). The modified agreement did not affect the previously agreed 1.0% GPR. The combined GPR range is now from 1.125% to 3.0% and is reflected in the table above.

The life of mine production schedule contemplates 280.4 million tonnes of ore containing an estimated 6.98 million ounces of gold at an average grade of 0.77 g Au/t to be processed over a 16-year operating life of the Project. Total recovered gold is expected to be 6.31 million ounces. Average annual gold production over the life of the Project is expected to be 395,000 ounces, which includes averaging 479,000 ounces during the first seven years of commercial operations. Commercial operations are anticipated to begin after two years of construction and a six-month commissioning and ramp-up period.

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

Mineral Resources and Mineral Reserves Estimates

The mineral resources and mineral reserves reported in this section were prepared in accordance with both S-K 1300 standards and CIM Definition Standards. The table below presents the estimated mineral resources for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Resources based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2022. There have been no changes in the mineral resource estimates since December 31, 2021 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2022.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in resource estimates as of December 31, 2022 compared to December 31, 2021 as the same material assumptions and criteria were determined to continue to apply to the resource estimates and there was no conversion of resources into reserves in the fiscal year ending December 31, 2022.

The mine plan in the Mt Todd FS includes both proven and probable mineral reserves and results in estimated total recovered gold of 6.31 million ounces.

The table below presents the estimated mineral reserves for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2022. There have been no changes in the mineral reserve estimates since December 31, 2021 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2022, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2021.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

There was no change in reserve estimates as of December 31, 2022 compared to December 31, 2021 as the same material assumptions and criteria were determined to continue to apply to the reserve estimates and there was no depletion of reserves in the fiscal year ending December 31, 2022 as the Mt. Todd Gold Project is in the development stage

The tables below show the resource classification criteria and variogram parameters for the Batman resource model.

Category	Search Range & Kriging Variance	No. of Sectors/ Max Points per DH	Search Anisotropy	Min Points	Composite Codes	Block Codes	CORE
Indicated	Core Complex: 150 m & KV < 0.45 Pass 1	4/2	(1.0:0.7:0.4) [110:80:0]	2	1000	1000	CORE COMPLEX
Measured	Core Complex: 60 m & KV < 0.30) Pass 2 (overwrite Pass 1)	4/3	(1.0:0.7:0.4) [110:80:0]	4	1000	1000	
Inferred	Core Complex KV >= 0.34 Classification Step	4/2	(1.0:0.7:0.4) [110:80:0]	2	1000	1000	
Inferred	Outside Core Complex: 150 m & KV <= 0.45 Pass 3	4/3	(1.0:0.7:0.4) [110:80:0]	3	500/3500	500/ 3500	OUTSIDE CORE COMPLEX
Inferred	Outside Core Complex: 50 m & KV > = 0.45 Pass 4 (overwrite Pass 3)	4/3	(1.0:0.7:0.4) [110:80:0]	8	500/3500	500/ 3500	
Inferred	Primary Satellite Deposit: 150 m & KV >= 0.45 Pass 5	4/3	(1.0:0.7:0.4) [110:80:0]	3	600	600	
Indicated	Primary Satellite Deposit: 50 m & KV < 0.45 Pass 6 (overwrite Pass 5)	4/3	(1.0:0.7:0.4) [110:80:0]	8	600	600	
Inferred	Secondary Satellite Deposit: 150 m & KV >= 0.45 Pass 7	4/3	(1.0:0.7:0.4) [110:80:0]	3	700	700	
Indicated	Secondary Satellite Deposit: 50 m & KV < 0.45 Pass 8 (overwrite Pass 7)	4/3	(1.0:0.7:0.4) [110:80:0]	8	700	700	
Inferred	Tertiary Satellite Deposit: 150 m & KV >= 0.45 Pass 9	4/3	(1.0:0.7:0.4) [110:80:0]	3	800	800	
Indicated	Tertiary Satellite Deposit: 50 m & KV < 0.45 Pass 10 (overwrite Pass 9)	4/3	(1.0:0.7:0.4) [110:80:0]	8	800	800	

VARIOGRAM FOR ALL CATEGORIES

Type: Spherical	Primary Axis: 150m	Nugget: 0.6	
First Rotation (Azimuth: 110)	Secondary Axis: 105m	Sill 1: 0.3	Range 1: 40m
Second Rotation (Dip: 80)	Tertiary Axis: 60m	Sill 2: 0.2	Range 2: 500m
Third Rotation (Tilt: 0)

Property Holdings

In 2006, through an agreement with Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government, and the Jawoyn Association, we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of Vista and the NT Government with respect to Mt Todd site care and maintenance and potential future development. In 2017, the latter agreement was extended through the end of 2023 and the Company has requested an additional extension.

Total land holdings controlled by Vista Gold Australia are approximately 1,705 Km2. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements are set out below. All of the estimated mineral reserves and resources are located within the boundaries of the MLs and substantially all of the estimated mineral reserves and resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, the portion of the related EL would have to be converted to an ML before mining operations could start.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	88 (due March 4)	N/A	May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	29 (due March 4)	N/A	May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	1.6	188555E, 435665N	September 4, 2017	September 3, 2042	4 (due September 3)	N/A	May 4
Subtotal	55.4				123	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL29882	556	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2023	39 (due September 15)	125	May 14
EL29886	595	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2023	45 (due September 15)	77	May 14
EL30898	187	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2024	13 (due May 2)	12	May 14
EL32004	163	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	4 (due November 20)	30	May 14
ELA32005	149	Centered at approximately 160180E, 8445150N	Under application	Under application	Under application	Under application	Under application
Subtotal	1,650				101	244

Totals A$					224	244
Totals US$ (exchange rate of A$1.00 = $0.682 on December 31, 2022)					153	166

The surface land in the area of the contiguous MLs and ELs (excluding EL 32004) is freehold land owned by the Jawoyn Association. Because the Jawoyn Association have title to the land, such land is not part of the lands classified by the government as indigenous lands, and as a result such lands are not subject to an Indigenous land use agreement. Vista has a private agreement with the Jawoyn Association for access to the land.

Annually, we are required to submit a care and maintenance MMP to the DITT that details work to be done on the property. We have received approval for all work done on the Project to date and obtained approval for the EIS. We received our operational MMP in June 2021, which is the operating permit that sets out how mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP is in the process of being amended to align with the design changes in the Mt Todd FS. The remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans. Any future mining will require sufficient surety bonding to fund mine closure.

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital cost overruns in the mining industry over the last decade. Existing mining infrastructure items include:

●	a tailings storage facility with capacity for approximately 80 million tonnes of additional material;
●	a fresh water storage reservoir that would receive a two-meter dam raise and would harvest stormwater expected to be sufficient to provide process water for year-round operations for a 50,000 tpd operation;
●	a natural gas pipeline at site that can supply sufficient natural gas to meet the Project’s energy requirements which, coupled with the planned power generating plant, would save considerably on Project operating costs compared to grid-supplied power;
●	a paved road to site; and
●	current electrical connection to the NT electric grid.

In addition, we expect reduced earthworks costs due to the process plant location being the same as the previous process plant, which has already been cleared and graded.

Other benefits of Mt Todd’s NT location include:

●	the Stuart highway – the main North / South highway in the NT is less than 10 kilometers from the Project site;
●	rail line parallel to the Stuart highway; and
●	the regional center of Katherine (population approximately 12,000) less than 40 kilometers from site and the NT capital of Darwin less than 290 kilometers from the Project site, which has port access.

The area has both historical and current mining activity and therefore a portion of the skilled workforce should be able to be sourced locally. In addition, Katherine offers the necessary support functions that are typically found in a medium-sized city with regard to supplies, accommodations, communications, etc.

Planned infrastructure for the site includes the following:

●	ammonium nitrate and fuel oil facility;
●	mine support facilities (heavy vehicle workshop, lube farm, washdown and tire change, warehouse, fuel farm, mining offices, core storage facility);
●	heap leach facility;
●	small accommodation camp for occasional contractor use;
●	water treatment plant;
●	power supply;
●	pit dewatering;
●	mine services;
●	communications;
●	gatehouse; and
●	expanded existing and additional tailings storage facility.

Geological Setting, Mineralization, and Deposit Type

Mt Todd is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitites, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province. Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation. These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with minor volcanics. The

Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation. The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group. The Finniss River Group strata have been folded about northerly trending F1 fold axes. The folds are closed to open style and have moderate westerly dipping axial planes with some sections being overturned. A later north-south compression event resulted in east-west trending open style upright D2 folds. The Finniss River Group has been regionally metamorphosed to lower green schist facies. Late and Post Orogenic granite intrusions of the Cullen Batholith occurred from 1,789 Ma to 1,730 Ma and brought about local contact metamorphism to hornblende hornfels facies.

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

The mineralization within the Batman pit is directly related to the intensity of the north-south trending quartz sulfide veining. The lithological units impact the orientation and intensity of mineralization. Sulfide minerals associated with the gold mineralization are pyrite, pyrrhotite and lesser amounts of chalcopyrite, bismuthinite and arsenopyrite. Galena and sphalerite are also present, but appear to be post-gold mineralization, and are related to calcite veining in the bedding plains and the east-west trending faults and joints. Two main styles of mineralization have been identified in the Batman pit. These are the north-south trending vein mineralization and bedding parallel mineralization.

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

The Arafura Mining Corporation, CRA Exploration, and Marriaz Pty Ltd all explored the Mt Todd area at different times between 1975 and 1983. In late 1981, CRA Exploration conducted grid surveys, geological mapping and a 14 diamond drillhole program, with an aggregate meterage of 676.5 meters, to test the gold content of Quigleys Reef over a strike length of 800 meters. Following this program CRA Exploration did not proceed with further exploration.

During late 1986, Pacific Gold Mines NL (“Pacific”) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits. Ore was transported to a carbon in pulp (“CIP”) plant owned by Pacific at Moline. This continued until December 1987. Pacific ceased operations in the area in February 1988 having produced approximately 86,000 tonnes grading 4 g Au/t (historical reported production, not S-K 1300 or NI 43-101 compliant). Subsequent negotiations between the joint venture partners Shell Company of Australia (“Billiton”), Zapopan NL (“Zapopan”) and Pacific resulted in the acquisition of this ground and incorporation into the joint venture.

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

The Pegasus board approved the project on August 17, 1995 and awarded an EPCM contract to BKK in October 1995. Commissioning commenced in November 1996. Final capital costs to complete the project were AUD232 million (USD181 million).

Design capacity was never achieved due to inadequacies in the third and fourth stages of the crushing circuit. A throughput rate of just under 7 Mtpy was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit. Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design production. Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above USD400 in early 1996 to below USD300 per ounce at the end of 1997. This, combined with underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

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

The Wandie target has a different magnetic signature. Field examination identified small-scale pits on an iron-rich outcropping.

There are no reportable mineral resources and mineral reserves on the ELs. No data from the ELs were used in the development of the Mt Todd FS results.

Exploration sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	1,333	45
2010	3,135	224
2011	1,925	79
2012	2,312	295

2013	572	51
2014	2,601	143
2015	841	53
2016	241	27
2017	1,098	78
2018	341	132
2019	313	170
2020	278	9
2021	0	11
2022	60	556
Total Samples	15,050	2,037

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

Sampling and assaying were performed under the supervision of prior operators in conjunction with evaluation of the Batman pit and are discussed in the Mt Todd FS, as part of the overall Project sampling and assaying methodology.

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

The majority of drilling was angled so as to be approximately perpendicular to the mineralized core. This orientation more accurately transects the true thickness of the mineralization. The Batman Deposit mineralization forms a set of stacked plates that strike to the north and plunge steeply to the east. These mineralized zones have been defined by wireframes which are used to constrain the higher grades for resource estimation. Early drilling sampled the deposit near the surface allowing for shorter drillhole depths. Exploring the deeper portions of the deposit has required drill collars to be offset to the east with longer drillhole lengths to reach the mineralized zone. Recent Vista drilling in particular has targeted the deeper portions of the Batman Deposit. The positioning of the Vista drillhole collars was constrained to be outside of the flooded historical pit. Most Vista drilling has been oriented so as to transect the higher-grade mineralized zone.

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

Drilling Results

The results of drilling at the Batman Deposit and Quigleys Deposit were used to determine the gold mineral reserves and resources estimates for the Batman Deposit and Quigleys Deposit. Vista’s drilling discovered a larger Batman resource by probing deeper with diamond drilling averaging 550 meters in depth. While there are random high-grade intercepts outside of the core, the majority of higher-grade mineralization at Batman resides in the core zone of the deposit. Relevant intervals of mineralization at Quigleys Deposit are contained within blanket-like zones which are modeled with 3-D wireframes for resource estimation. While there are random high-grade intercepts outside of the core zone, the majority of higher-grade mineralization at the Quigleys Deposit resides within the defined zones.

2020-2022 Drilling Program Results and Exploration Targets

Between late 2020 and early 2022, we completed an exploration drilling program designed to demonstrate that the Batman, Golf Tollis, and Quigleys deposits are not independent of each other but connected by structure and mineralization. This program consisted of 26 drill holes totaling 8,887 meters of HQ diamond core. The program consistently intersected mineralization predicted by our geologic model and demonstrated both horizontal and vertical continuity of the targeted structures. Additionally, the program identified four quality exploration targets as well as other potential structures along a 5.4-km portion of the 24-km Batman-Driffield Trend that contains the Batman, Golf Tollis, and Quigleys deposits.

Sampling, Analysis and Data Verification

The same sampling method and approach has been used for all diamond drillholes completed by Vista at Mt Todd. The drill core, upon removal from the core barrel, was placed into plastic core boxes. The plastic core boxes were transported to the sample preparation building where the core was marked, geologically logged, geotechnically logged, photographed, and cut into halves. One-half was placed into sample bags as nominal one-meter sample lengths, and the other half retained for future reference. The only exception to this was when a portion of the remaining core had been flagged for use in the ongoing metallurgical test work.

The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into “lots” for submission to Northern Analytical Laboratories for sample preparation and analytical testing. All of this work was done under the supervision of a Vista geologist.

The following section describes the sample preparation, analyses and security undertaken by Vista through the Mt Todd FS resource update.

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

Mt Todd as a gold project requires assays to be done with the industry standard of fire assay. To get these fire assay results core samples from drillholes are split at Mt Todd into two with one archived and the other sent to an analytical laboratory. At the lab the sample is pulverized into a powder, with a subsample taken for fire assay. This subsample is then mixed with a fluxing agent. The remaining pulverized material is called a pulp archive, which can be used for within and between laboratory validations. The chosen sample is then heated in a furnace where it fuses and separates into a “button” which contains the gold. There are several methods to extract the gold from the button. The most common method is by combining the button with lead as a collector. The lead oxidizes and is absorbed into a cupel leaving a gold bead. Due to the relatively low concentration of gold at Mt Todd the lab must choose an analytical method able to detect at least 5ppb gold. The methods are generally by atomic absorption or inductively coupled plasma-mass spectrometry. The bead is dissolved in aqua regia or dissolved in hydrochloric acid and then analyzed by the selected instrument. The resultant assay values are reported by an assay certificate which is electronically or physically sent to the staff at Mt Todd. The assay results are entered with the drilling database.

Vista requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga, WA for assay analyses. One in every 20 pulp or reject was sent from ALS in Alice Springs to NAL, Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. Following completion of assay results, all pulps and reject material was shipped back to the Mt Todd site and stored.

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

Prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga, Western Australia for assay analyses. One in every 20 pulp or reject was sent from ALS in Alice Springs to NAL, Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. Check assays on one in every 20 pulps or rejects were completed by NT Environmental Laboratories. Following completion of assay results, all pulps and reject material were shipped back to the Project site and stored.

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

The Company requires periodic rechecking of assays both within and between laboratories. As an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga, WA for assay analyses. One in every 20 pulps or rejects was sent from ALS in Alice Springs to NAL, Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. No bias in assays was found with a slope of 0.992 and a correlation of 99%. There was only one significant difference that was detected from a total of 2,948 comparisons. The Company’s assaying protocols are observed and required for every assay program, regardless of whether the exploration work is for resource estimation or metallurgical testing.

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

Statistical analyses of the various drilling populations and quality assurance/quality control samples have neither identified nor highlighted any reasons to not accept the data as representative of the tenor and grade of the mineralization estimated at the Batman deposit.

Mining Operations

The Project is designed to be a large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation. Ore is planned to be processed in a comminution circuit consisting of large-scale equipment, including: a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers followed by X-ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by VXP Mills, as discussed in greater detail below. Vista plans to recover gold in a conventional CIP recovery circuit.

Mineral Processing

The flowsheet consists of open-circuit primary crushing, closed-circuit secondary crushing, closed-circuit tertiary crushing using HPGR crushers, ore sorting, two-stage grinding, cyclone classification, pre-leach thickening, leach and adsorption, elution electrowinning and smelting, carbon regeneration, tailings detoxification and disposal to conventional tailings storage facility.

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

Ore Sorting

The bulk ore sorting tests comprised four, five-tonne composites; and one, one-tonne composite prepared from 3.75" drill core. In addition to these composites, three one-tonne composites were made from 2.75” drill core. Four of the 3.75” composites contained predominately sulfide mineralization and one composite contained mixed oxide/sulfide material that is encountered on the periphery of the deposit. The remaining three 2.75” drill core composites all contained sulfide material. The drill core was HPGR crushed and screened at 5/8” at the facilities of Thyssen Krupp Industries near Dusseldorf, Germany. The plus 5/8” material was sent to the test facility of Tomra Sorting Solutions near Hamburg, Germany where this material was initially sorted using XRT sorting. A total of 12 sorting tests were completed. The XRT rejects were then subjected to laser sorting to produce a final reject. All material (minus 5/8” HPGR crushed, XRT product, laser product and sorting reject) was sent to the metallurgical laboratory of Resource Development Inc. in Wheat Ridge, Colorado for subsequent sample preparation, assaying and additional metallurgical testing.

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

Gold Recoveries

We evaluated gold recoveries using two-stage grinding and a finer product size. This test work has confirmed that the introduction of ore sorting to reduce the leach tonnage by approximately 10% and finer grinding to P80 of 40 µm yields an increase in recovery to ~91.6% on a weighted-average basis, net of solution losses.

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

The Mt Todd FS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of mine life. This ultimately is expected to reduce the scope of reclamation of the heap leach pad to the pad liner and regrading only.

Permitting

During September 2014, the EIS was approved. In its Assessment Report, the NT EPA advised that it had assessed the environmental impacts of Vista’s development plans for Mt Todd and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NT EPA Assessment Report includes 28 recommendations which are addressed as part of the MMP.

The approval of the EIS resulted in the requirement to obtain an authorization of a controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization was granted by the Australian Commonwealth Department of Environment and Energy in January 2018.

In November 2018, we applied for the MMP approval, which is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP was approved in June 2021 and is in the process of being amended to align with the larger-scale design in the Mt Todd FS. The changes to the waste rock dump design have been referred to the NT EPA as required under the Environmental Protection Act 2019 for its consideration.

Environmental, Social and Community Factors

A number of environmental studies have been conducted at Mt Todd in support of the EIS and as required for environmental and operational permits. Studies conducted have investigated soils, climate and meteorology, geology, geochemistry, biological resources, cultural and anthropological sites, socio-economics, hydrogeology, and water quality.

The EIS for the Project was submitted in June 2013. The document was prepared by independent consultants, GHD Pty Ltd., to identify potential environmental, social, transport, cultural and economic impacts associated with reopening and operating the mine. NT EPA provided its final assessment of the Project in June 2014. Final approval was given in September 2014.

The Jawoyn people have been consulted with and involved in the planning of the Project. Areas of aboriginal significance have been designated, and the mine plan has avoided development in these restricted works areas.

Water Treatment

We obtained approval of a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with an 80% protection limit environmental standard. We discharged treated water in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At the end of December 2022, the pit contained approximately 0.7 gigaliters of water due to previous dewatering operations. The present volume of water in the pit will not present any major issues when resuming operations in the Batman pit.

2023 Project Development Plans

The Company is evaluating a smaller scale project at Mt Todd, targeting a significantly lower initial capital cost while maintaining operating costs very close to those estimated in the Mt Todd FS. A smaller project would be scalable, allowing for throughput expansion or mine-life extension. The completion of this study is expected in the first quarter of 2023.

The strategic process with CIBC Capital Markets is ongoing and remains a top priority.

Vista reduced its recurring costs in 2022, and reducing costs and maximizing effectiveness continue to be high priorities in 2023. Vista expects to incur expenditures of approximately $2,100 for its Mt Todd site maintenance and environmental stewardship activities.

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

ITEM 4. MINE SAFETY DISCLOSURES.

We consider health, safety, and environmental stewardship to be a core value of the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2022, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On February 21, 2023, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.53, there were 118,989,927 Common Shares issued and outstanding, and we had approximately 223 registered shareholders of record. The Company also has 7,408,101 unlisted warrants outstanding that are not actively traded on an exchange.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2022. The Company’s equity compensation plans as of December 31, 2022 were the Stock Option Plan, the Long-Term Incentive Plan (“LTIP”), and the Deferred Share Unit Plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees, and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,093,008	0.24	7,755,080
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,093,008	0.24	7,755,080

As of December 31, 2022, 1,472,008 restricted share units (“RSUs”) were outstanding under the LTIP, 1,254,000 deferred share units (“DSUs”) were outstanding under the DSU Plan, and 1,367,000 options were outstanding under the Stock Option Plan to acquire an aggregate of 4,093,008 Common Shares.

See Note 6 to our consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional information relating to our equity compensation plan.

Exchange Controls

There are no governmental laws, decrees or regulations in Canada that restrict the export or import of capital, including foreign exchange controls, or that affect the remittance of dividends, interest, or other payments to non-resident holders of the securities of Vista, other than Canadian withholding tax. See “Certain Canadian Federal Income Tax Considerations for U.S. Residents” below.

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

(each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including limited liability companies) are generally not themselves entitled to the benefits of the Convention. However, members of, or holders of, an interest in such entities that hold Common Shares may be entitled to the benefits of the Convention for income derived through such entities. Such members or holders should consult their own tax advisors in this regard.

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

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company likely being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code. See the section “Item 1A. – Risk Factors – The Company is likely classified as a PFIC, which will likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2022, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

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

Shareholder Meeting Quorum Requirement: The NYSE American minimum quorum requirement for a shareholder meeting is one-third of the outstanding shares of common stock. In addition, a company listed on the NYSE American is required to state its quorum requirement in its bylaws. The Company’s quorum requirement is set forth in its Articles under the laws of the Province of British Columbia, Canada. Under the Company’s Articles, the quorum for the transaction of business at the meeting is two or more shareholders entitled to vote at the meeting represented in person or by proxy.

The foregoing is consistent with the laws, customs and practices in Canada.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2022 and 2021, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” in this annual report on Form 10-K.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by John W. Rozelle, Senior Vice President of Vista. Mr. Rozelle is a qualified person as defined by subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

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

In 2022, Vista completed a feasibility study for Mt Todd (“Mt Todd FS”), retained CIBC Capital Markets as a strategic advisor to support the Company’s strategic outreach process for Mt Todd, concluded a drilling program to demonstrate district-scale resource growth potential, and significantly reduced costs. These accomplishments advanced Mt Todd’s reserve size, resource growth potential, economic returns, and overall attractiveness as a large, development ready gold project.

The Mt Todd FS demonstrates the potential of a large-scale gold project at Mt Todd. Highlights include:

●	estimated proven and probable mineral reserves increased by 19% to 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,125 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $817 per ounce;
●	high capital efficiency, with initial capital requirements of $892 million, or $141 per payable ounce of gold;
●	after-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce; and
●	after-tax NPV5% of $1.7 billion and IRR of 29.4% at a price of $1,900 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.

The Mt Todd FS included reserve estimates pursuant to subpart 1300 of Regulations S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with the current market conditions at the time of the study. The Mt Todd FS addressed recommendations from the 2019 pre-feasibility study, included minor updates of the Project design to be consistent with the MMP, and reflected the completion of engineering and detailed costing in all areas of the Project.

We have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk Mt Todd since we acquired it in 2006. In recent years, we completed a number of optimization studies, which were incorporated into the Mt Todd FS. This work has added substantial value to the Project and positions Mt Todd for near-term development.

The strategic process with CIBC Capital Markets, which is ongoing and remains a top priority, continues to generate interest and positive feedback on the technical merits of Mt Todd. The Company believes that there are indications that market conditions are improving, but interested parties continue to maintain a cautious approach to new, large-scale development projects. To address this, the Company is evaluating a smaller scale project with significantly lower initial capital costs while maintaining operating costs similar to those in the Mt Todd FS, with potential for subsequent throughput expansion or mine-life extension. We expect to be able to demonstrate this alternate development strategy early in 2023 and believe this should attract the interest of new potential partners and those who have previously expressed interest in different development strategies.

In 2022, the Company completed an exploration drilling program within a 5.4 km trend extending immediately north from the Batman pit. The Company believes that the results from this program and historical sources demonstrate excellent resource growth potential, including delineation of four highly prospective exploration targets. The Company views these targets as positive indicators of future resource growth potential to interested parties, and believes these targets represent the closest and most immediate opportunity for growth with the appropriate investment in additional drilling. Vista has no immediate plans to complete additional drilling but continues to advance exploration on the exploration licenses, which cover 1,650 km2.

We significantly reduced our 2022 recurring costs, which were approximately 15% below plan. Reducing costs and maximizing cost effectiveness are also high priorities for 2023. We have already taken steps to further reduce recurring costs by approximately 7% during 2023 and continue to evaluate and implement opportunities for additional cost reductions.

In addition to the technical advancements of the Project in 2022, Vista has all major operating and environmental permits for the development of Mt Todd. We have invested significant resources in water treatment and management, environmental, and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, Australia, creating a strong social license.

Mineral Resources and Mineral Reserves Estimates

The following table presents the estimated mineral resources for the Project. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 standards and CIM Definition Standards.

Mt Todd Gold Project – Summary of Gold Mineral Resources based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.
●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2022. There have been no changes in the mineral resource estimates since December 31, 2021 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2022.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in resource estimates as of December 31, 2022 compared to December 31, 2021 as the same material assumptions and criteria were determined to continue to apply to the resource estimates and there was no conversion of resources into reserves in the fiscal year ending December 31, 2022.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2022. There have been no changes in the mineral reserve estimates since December 31, 2021 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2022, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2021.

There was no change in reserve estimates as of December 31, 2022 compared to December 31, 2021 as the same material assumptions and criteria were determined to continue to apply to the reserve estimates and there was no depletion of reserves in the fiscal year ending December 31, 2022 as the Mt. Todd Gold Project is in the development stage

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

Results from Operations

Summary

Consolidated net loss for the year ended December 31, 2022 was $4,931, or $0.04 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net loss for the year ended December 31, 2021 was $15,237, or $0.14 per Common Share on both a basic and diluted basis. The principal components of our 2022 net loss and the year-over-year changes are discussed below.

The Company had cash of $8,110, working capital of $7,714, and no debt as of December 31, 2022.

Gain on Disposal of Mineral Property Interests, Net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty at the Awak Mas project in Indonesia. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,883 upon receipt of the payment.

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

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs, including fixed costs, discretionary programs, and non-cash stock-based compensation, were $4,522 and $7,942 during the years ended December 31, 2022 and 2021, respectively. These costs were predominantly associated with Mt Todd and were comprised of fixed costs and discretionary costs.

For the years ended December 31, 2022 and 2021, our fixed exploration, property evaluation and holding costs totaled $3,095 and $3,855, respectively. These costs included expenditures necessary to preserve our property rights and meet our safety, regulatory and environmental responsibilities. The principal components of the decrease in 2022 included lower personnel costs and reduced power consumption due to minimal water pumping.

Expenses incurred for 2022 Mt Todd discretionary programs totaled $1,427. The discretionary programs include $489 for completing the Mt Todd FS and $413 for exploration drilling, plus additional staffing expenses to support drilling and other activities. Expenses incurred for 2021 Mt Todd discretionary programs totaled $4,087. The discretionary programs include $2,232 for preparing the Mt Todd FS and $1,702 for exploration drilling, plus additional staffing expenses to support drilling and other activities.

Included in the 2022 and 2021 exploration, property evaluation and holding costs were non-cash stock-based compensation of $262 and $354, respectively.

Corporate Administration

Corporate administration costs were $3,767 and $3,945 during the years ended December 31, 2022 and 2021, respectively. The 2022 and 2021 corporate administration costs included non-cash stock-based compensation of $517 and $533, respectively. Costs were generally lower during 2022 due to lower personnel and investor relations expenses, partially offset by higher legal and travel costs.

2021 Write-down of Plant and Equipment

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

Non-Operating Income and Expenses

Other Income

Other Income was $409 and $50 for the years ended December 31, 2022 and 2021, respectively. In 2022, the Company reviewed and reversed a previously accrued amount of $240 for contingent reclamation costs because the associated costs were neither probable nor could be reasonably estimated. The Company also received cash of $196 in May 2022 as a value-added tax recovery from the previous sale of a non-core asset.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $7,413 and $10,620 for the years ended December 31, 2022 and 2021, respectively. The decrease in operating cash outflows in 2022 largely resulted from lower spending for drilling, partially offset by higher payments for the feasibility study.

Investing Activities

Net cash provided by investing activities of $2,879 for the year ended December 31, 2022 resulted primarily from the $2,500 final payment for the Awak Mas royalty cancellation and receipt of $384 upon maturity of short-term investments.

Net cash provided by investing activities of $2,631 for the year ended December 31, 2021 resulted primarily from receipt of $2,100 under the Los Reyes agreement, $339 from the sale of Nusantara Resources shares, and $315 for payments related to Awak Mas, offset by fixed asset purchases of $139.

Financing Activities

Net cash of $113 for the year ended December 31, 2022 was used in financing activities by payments of $357 for employee withholding tax obligations in lieu of issuing Common Shares, partially offset by net proceeds of $244 under the ATM Program (as defined below).

Net cash of $12,984 for the year ended December 31, 2021 was provided by net proceeds of $12,323 from the Company’s July 2021 public offering (“2021 Offering”) (as described below) and $1,062 under the ATM Program (which included $191 relating to sales in 2020 that settled for cash in January 2021), partially offset by payments of $401 for employee withholding tax obligations in lieu of issuing Common Shares.

Liquidity and Capital Resources

The Company considers available cash, cash equivalents and short-term investments to be its primary measure of liquidity. These capital resources totaled $8,110 at December 31, 2022 compared to $13,141 at December 31, 2021, representing a net decrease of $5,031 during 2022.

Current assets net of current liabilities (“Working Capital”) is a secondary measure of liquidity for the Company. As of December 31, 2022 and 2021, working capital was $7,714 and $12,164, respectively. These amounts were net of deferred option gain of $nil and $383, respectively. The deferred option gain was recognized as income during 2022 and did not require any use of current assets. Consequently, the components of working capital affecting Vista’s liquidity and capital resources included:

	At December 31, 2022	At December 31, 2021
Current Assets	$8,647	$13,952
Offset by accounts payable and accrued liabilities	$(933)	$(1,405)

During 2022, the Company benefited from cash inflows of $2,500 for cancellation of the Awak Mas royalty, ATM Program proceeds of $244 as discussed below, and a $196 value-added tax recovery from the previous sale of non-core assets. These sources of cash were offset by operating cash outflows of $7,413 and other expenditures of $362. Recurring costs included in operating cash outflows were planned to be approximately $7,000 for 2022, but the Company implemented cost reduction measures that resulted in actual recurring costs being approximately 15% lower than plan. This represented savings of approximately $1,000. Additional details regarding 2022 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section of operating activities, investing activities and financing activities. For 2023, the Company plans to implement additional measures to reduce annual recurring costs to approximately $5,500. Discretionary programs are also expected to be reduced to approximately $600. The Company is continuing to evaluate opportunities to lower ongoing costs.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). During 2022, the Company sold 401,884 Common Shares under the ATM Program for net proceeds of $244. As of December 31, 2022, $9,748 remained available under the ATM Program.

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

The Company could also undertake a private placement or public offering to raise additional cash. The most recent such financing was in July 2021, when Vista completed the 2021 Offering of 12,272,730 units (the “Units”) for net proceeds of $12,323. Each Unit consisted of one Common Share in the capital of the Company and one-half of one Common Share purchase warrant (each full warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Common Share at a price of $1.25 per Common Share (subject to adjustment in certain circumstances) and is exercisable until July 12, 2024. See footnote 6 to the accompanying financial statements for more details on the 2021 Offering. Net proceeds from the 2021 Offering were used for additional exploration drilling and to complete the Mt Todd FS. The remaining proceeds are being used for working capital requirements and/or for other general corporate purposes, which include ongoing regulatory, legal and accounting expenses, management and administrative expenses, and other corporate initiatives.

Other potential sources of cash inflows may include monetization of Vista’s remaining non-core assets, which include a royalty interest in the U.S. and used mill equipment that is being marketed by a third-party mining equipment dealer. Cash may also be available to Vista through several forms of financial instruments, such as a royalty or stream interest in Mt Todd, convertible instruments, and debt facilities.

Considering current economic conditions and the Company’s ongoing initiatives, we believe our cash, cash equivalents and short-term investments and Working Capital as of December 31, 2022, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this annual report on Form 10-K.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. Our primary objective is to maintain adequate liquidity as we seek to preserve, enhance and realize value from Mt Todd in order to achieve positive returns for our shareholders. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when necessary, issue additional equity or find other means of financing. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2022
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,495)	$(1,692)	$(1,424)	$(320)
Basic income/(loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.00)
2021
Revenue	$—	$—	$—	$—
Net income/(loss)	$(8,316)	$(3,069)	$(753)	$(3,099)
Basic income/(loss) per share	$(0.08)	$(0.02)	$(0.01)	$(0.03)

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

Impairment Assessment of Long-Lived Assets

Our long-lived assets are evaluated for impairment when information becomes available indicating that the carrying value may not be recoverable. Assumptions and estimates considered in valuing our mineral properties included management’s expectations for the price of gold, foreign exchange rates, costs to build and operate the mine, and projected cash flows. These assumptions are subjective and subject to a range of uncertainties. A feasibility study reduces the uncertainty around some assumptions to an acceptable level and is a primary source of evidence.

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

Cash Costs, AISC and Respective Unit Cost Measures

Cash Costs and AISC, and respective unit cost measures, are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports Cash Costs and AISC on a per ounce and per tonne processed basis because we believe these metrics more appropriately reflect mining costs over specified periods and the life of mine. Similar metrics are widely used in the gold mining industry as comparative benchmarks of performance.

Cash Costs consist of Project operating costs, refining costs, and the Jawoyn Association royalty. The sum of these costs is divided by the corresponding payable gold ounces or tonnes processed to determine Cash Cost per ounce or per tonne processed metrics, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

The management of Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors (the “Board of Directors”), management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2022, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income/(loss), shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ PLANTE & MORAN, PLLC

We have served as the Company’s auditor since 2014.

Denver, Colorado

February 23, 2023

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$8,110	$12,757
Short-term investments (Note 3)	—	384
Other current assets	537	811
Total current assets	8,647	13,952

Non-current assets:
Mineral properties (Note 4)	2,146	2,146
Plant and equipment, net (Note 5)	193	233
Right-of-use assets	—	12
Total non-current assets	2,339	2,391
Total assets	$10,986	$16,343

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$169	$566
Accrued liabilities and other	764	839
Deferred option gain (Note 4)	—	383
Total current liabilities	933	1,788
Non-current liabilities:
Provision for environmental liability (Note 7)	—	240
Other liabilities	24	21
Total non-current liabilities	24	261
Total liabilities	957	2,049

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2022 - 118,480,878 and 2021 - 117,189,232 (Note 6)	474,847	474,181
Accumulated deficit	(464,818)	(459,887)
Total shareholders’ equity	10,029	14,294
Total liabilities and shareholders’ equity	$10,986	$16,343

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Years Ended December 31,
	2022	2021
Operating income/(expense):
Gain on disposal of mineral property interests (Note 4)	$2,883	$2,100
Exploration, property evaluation and holding costs	(4,522)	(7,942)
Corporate administration	(3,767)	(3,945)
Depreciation and amortization	(45)	(49)
Write-down of plant and equipment (Note 5)	—	(5,500)
Total operating expense	(5,451)	(15,336)

Non-operating income:
Gain on other investments	—	46
Interest income	111	3
Other income	409	50
Total non-operating income	520	99

Loss before income taxes	(4,931)	(15,237)
Net loss	$(4,931)	$(15,237)

Basic:
Weighted average number of shares outstanding	118,005,490	110,263,237
Net loss per share	$(0.04)	$(0.14)

Diluted:
Weighted average number of shares outstanding	118,005,490	110,263,237
Net loss per share	$(0.04)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2021	103,171,904	$460,501	$(444,650)	$15,851
Shares issued, net of offering costs (Note 6)	13,071,000	13,194	—	13,194
Shares issued (RSUs vested, net of shares withheld) (Note 6)	946,328	(401)	—	(401)
Stock-based compensation (Note 6)	—	887	—	887
Net loss	—	—	(15,237)	(15,237)
Balances at December 31, 2021	117,189,232	$474,181	$(459,887)	$14,294

Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs (Note 6)	401,884	244	—	244
Shares issued (RSUs vested, net of shares withheld) (Note 6)	889,762	(357)	—	(357)
Stock-based compensation (Note 6)	—	779	—	779
Net loss	—	—	(4,931)	(4,931)
Balances at December 31, 2022	118,480,878	$474,847	$(464,818)	$10,029

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,931)	$(15,237)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	45	49
Stock-based compensation	779	887
Gain on disposal of mineral property interests, net	(2,883)	(2,100)
Write-down of plant and equipment	—	5,500
Gain on other investments	—	(46)
Reduction of provision for environmental liability	(240)	—
Change in working capital account items:
Other current assets	274	(50)
Accounts payable, accrued liabilities and other	(457)	377
Net cash used in operating activities	(7,413)	(10,620)
Cash flows from investing activities:
Proceeds from sales of marketable securities	—	339
Maturities of short-term investments, net	384	16
Additions to plant and equipment	(5)	(139)
Proceeds from option/sale agreements, net	2,500	2,415
Net cash provided by investing activities	2,879	2,631
Cash flows from financing activities:
Proceeds from equity financing, net	244	13,385
Payment of taxes from withheld shares	(357)	(401)
Net cash provided by/(used in) financing activities	(113)	12,984

Net increase/(decrease) in cash and cash equivalents	(4,647)	4,995
Cash and cash equivalents, beginning of period	12,757	7,762
Cash and cash equivalents, end of period	$8,110	$12,757

Supplemental cash flow information (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. We are focused on acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions such as earn-in right agreements, option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Mt Todd is one of the largest undeveloped gold projects in Australia. With the approval of the Operational Mining Management Plan in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit and de-risk the Project. In February 2022, we completed a feasibility study for Mt Todd. In March 2022, we appointed CIBC Capital Markets as our strategic advisor, and we are advancing a strategic process to seek a partner or other form of transaction for Mt Todd.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies and Estimates

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Vista and its subsidiaries, all of which are 100%-owned subsidiaries, either directly or indirectly through a subsidiary, and under Vista’s control. All significant intercompany balances and transactions have been eliminated. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP.

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: asset impairments, the fair value and accounting treatment of financial instruments including warrants; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; and the provision for environmental liabilities. Management based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will differ from amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2022 and 2021, net foreign currency gains/(losses) were insignificant.

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

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until development commences. Development costs to establish access to mineral reserves reported in accordance with subpart 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, and other preparations leading to commercial production would be capitalized following a decision by the Company to develop such mineral property. Capitalization of development costs would conclude upon commencement of sustainable production.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are subsequently sold or abandoned, any unamortized costs will be charged to expense in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and profitable commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of mineral properties will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Any proceeds received from option or sale agreements are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero. Thereafter, any additional proceeds received are recognized as a contract liability (deferred option gain) until control has transferred to the buyer or the related contract terminates.

We assess the carrying value of mineral properties for impairment whenever information or circumstances indicate the potential for impairment. This would include events and circumstances such as our inability to obtain all the necessary permits, changes in the legal status of our mineral properties, government actions, the results of exploration activities and technical evaluations, and changes in economic conditions, including the price of gold and other commodities or input prices. Such evaluations compare estimated future net cash flows with our carrying costs and future obligations on an undiscounted basis. If it is determined that the estimated future undiscounted cash flows are less than the carrying value of the property, a write-down to the estimated fair value will then be reported in our Consolidated Statement of Income/(Loss) for the period. Where estimates of future net cash flows are not determinable and where other conditions indicate the potential for impairment, management uses available market information and/or other sources to assess if the carrying value can be recovered and to estimate fair value.

Impairment

Carrying values of long-lived assets, other than mineral properties, are evaluated for impairment when information becomes available that indicates the carrying value may not be recoverable. If it is determined that the fair value is less than the carrying value an impairment charge equal to the difference between the fair value and the carrying value will be recorded in our Consolidated Statements of Income/(Loss).

Stock-Based Compensation

Under our stock option, long-term incentive, and deferred share unit plans, the Company can grant stock incentive options, restricted share units, and deferred share units to executives, employees, consultants, and non-employee directors as applicable. Compensation expense for such grants is recorded in the Consolidated Statements of Income/(Loss) as a component of exploration, property evaluation and holding costs and corporate administration, with a corresponding increase to Common Shares in the Consolidated Balance Sheets. The fair value of option grants is calculated using the Black-Scholes option pricing model. The fair value of restricted and deferred share units is based on the closing price of our Common Shares on the grant date, or, in certain cases, amounts determined by a Brownian motion pricing model. The expense is based on the fair value of the grant on the grant date and is recognized over the vesting period specified for each grant. Forfeitures of unvested awards for all stock-based compensation result in expense reversal upon forfeiture.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, marketable securities, short-term investments, accounts payable, and certain other current assets and liabilities. Due to the short-term nature of these financial instruments, carrying amounts approximate fair value.

Recent Accounting Pronouncements

No recent accounting pronouncements are applicable to Vista at this time.

3. Other Investments

Short-term investments

As of December 31, 2022 and 2021, the amortized cost basis of our short-term investments was $nil and $384, respectively. The amortized cost basis approximates fair value at December 31, 2021. Short-term investments at December 31, 2021 were comprised of Australian Government instruments, all of which had maturity dates greater than 90 days but less than one year.

Other investments

The Company held 1,333,334 shares of Nusantara Resources Limited (“Nusantara Resources”) during 2021. On September 22, 2021, the shareholders of Nusantara Resources approved a scheme of arrangement whereby PT Indika Mineral Investindo (“Indika”) offered to acquire all issued shares of Nusantara Resources for A$0.35 per share. The transaction closed on October 6, 2021, resulting in Vista receiving $339 upon tendering its Nusantara Resources shares.

Investments in marketable securities are recorded at fair value in the Consolidated Balance Sheets. Subsequent changes in fair value are recorded in the Consolidated Statements of Income/(Loss) in the period in which they occur.

The following table summarizes our investments in marketable securities as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Fair value at beginning of period	$—	$293
Nusantara Resources shares sold	—	(339)
Realized gain	—	46
Fair value at end of period	$—	$—

4. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2022	At December 31, 2021
Mt Todd, Australia	$2,146	$2,146

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

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia (“Awak Mas”). Previously, Vista and the holder of Awak Mas amended the original NSR agreement to allow the holder or a nominated party to make certain payments to Vista to cancel the original NSR. The holder of the Awak Mas royalty made the final $2,500 payment in January 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

5. Plant and Equipment

	December 31, 2022			December 31, 2021
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,171	$193	$5,359	$5,126	$233
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,504	$193	$5,692	$5,459	$233

During the year ended December 31, 2021, the Company reduced the carrying value of the used mill equipment to $nil to reflect management’s estimate of recoverability. The Company recorded this reduction as an operating loss of $5,500 in our Consolidated Statements of Income/(Loss). The inputs used to value the used mill equipment included the duration this equipment has been actively marketed by an independent broker, and the current competitive market conditions for used equipment yielding no sales. Such inputs involved a high degree of subjectivity and resulted in management not having the ability to estimate recoverable sales proceeds with sufficient certainty. The used mill equipment continues to be marketed by the independent broker.

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

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but was not obligated, to issue and sell Common Shares through

Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities can be offered in Canada under the ATM Agreement. As of December 31, 2022, $9,748 remained available under the ATM Program.

During the year ended December 31, 2022 the Company sold 401,884 Common Shares for net proceeds of $244 under the ATM Program. During the year ended December 31, 2021 the Company sold 798,270 Common Shares for net proceeds of $871 under the ATM Program, which excluded $191 that settled for cash in January 2021. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Other Share Issuances

During the years ended December 31, 2022 and 2021 we issued 889,762 and 946,328 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”).

Warrants

Warrant activity is summarized in the following table. Intrinsic value is the aggregate value of warrants that were in the money at the end of the period. The warrants are subject to standard anti-dilution provisions.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2020	—	$—	—
Issued	7,408,101	1.25	3.0
As of December 31, 2021	7,408,101	$1.25	2.5
As of December 31, 2022	7,408,101	$1.25	1.5

Stock-Based Compensation

The Company’s stock-based compensation plans include: RSUs currently outstanding under the Company’s long-term equity incentive plan (“LTIP”), deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan (the “Plan”). Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Vista also issued phantom units in 2018 to be settled in cash over a three-year term. Stock-based compensation and phantom units may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board of Directors”), with vesting provisions as determined by the Board of Directors.

Stock-based compensation expense for the years ended December 31, 2022 and 2021 was:

	Year Ended December 31,
	2022	2021
RSUs	$507	$672
DSUs	272	212
Stock Options	—	3
	$779	$887

Phantom units	$—	$26

As of December 31, 2022, unrecognized compensation expense for RSUs was $297, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2020	2,467,002	$0.42
Granted	891,000	0.76
Cancelled/forfeited	(413,335)	0.48
Vested, net of shares withheld	(946,328)	0.46
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - December 31, 2022	1,472,008	$0.60

During the years ended December 31, 2022 and 2021, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period. Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 43% will vest based on fixed future dates, and approximately 57% will vest on share-price criteria. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In March 2022, the Board of Directors granted 324,000 DSUs and the Company recognized $272 of DSU expense. In February 2021, the Board of Directors granted 204,000 DSUs and the Company recognized $212 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2020	726,000	$0.57
Granted	204,000	1.04
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - December 31, 2022	1,254,000	$0.72

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2020	1,367,000	$0.71	2.63	$507
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—

Exercisable - December 31, 2022	1,367,000	$0.71	0.64	$—

The following table summarizes unvested option activity:

Weighted
		Weighted	Average
		Average	Remaining
		Grant-Date	Amortization
	Number of	Fair Value	Period
	Options	Per Option	(Years)
Unvested - December 31, 2020	33,333	$0.31	0.25
Vested	(33,333)	0.31
Unvested - December 31, 2021	—	$—	—
Unvested - December 31, 2022	—	$—	—

Phantom Units

The value of each phantom unit is equal to the Company’s share price on the vesting date and is payable in cash. Phantom units vest on fixed future dates provided the recipient continues to be affiliated with Vista on those dates. The Company accounts for these units as awards classified as liabilities. The Company recognized $26 of compensation expense for these units in the year ended December 31, 2021. The Company paid $65 for phantom units which vested during the year ended December 31, 2021.

A summary of unvested phantom units is set forth in the following table:

		Weighted Average
		Remaining
	Number of	Vesting Term
	Phantom Units	(Years)
Unvested - December 31, 2020	72,000	0.5
Vested	(72,000)
Unvested - December 31, 2021	—	—
Unvested - December 31, 2022	—	—

Weighted Average Common Shares

	At December 31,
	2022	2021
Basic Common Shares	118,005,490	110,263,237
Effect of dilutive stock-based awards	—	—
Diluted Common Shares	118,005,490	110,263,237

Unvested RSUs representing 1,472,008 Common Shares, stock options to purchase 1,367,000 Common Shares, warrants to purchase 7,408,101 Common Shares, and vested DSUs representing 1,254,000 unissued Common Shares were outstanding at December 31, 2022 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

7. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the Northern Territory, Australia Government (the “NT Government”). At such time as we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently stated by the NT Government at A$73 million.

Under an agreement with the Jawoyn Association Aboriginal Corporation with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR range is 1.125% to 3.0%.

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. These laws and regulations are continually changing and are generally becoming more restrictive. Future expenditures that may be required for compliance with these laws and regulations cannot be predicted. If the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision for environmental liability would be recorded. This may include reclamation costs attributable to mining claims previously held by the Company should no other responsible or potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on the environment and believe our operations comply with applicable laws and regulations in all material respects. During 2022, the Company reviewed the provision for environmental liability for a previously held non-core property and the associated contingent liability and determined that the reclamation costs were neither probable nor could be reasonably estimated. The Company reversed its provision for environmental liability, which resulted in a $240 gain in other income/(loss).

8. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2022 and 2021, all our cash was held in liquid bank deposits and/or government instruments in the United States or Australia.

There were no significant non-cash transactions for the years ended December 31, 2022 and 2021.

9. Income Taxes

The Company’s U.S. and foreign source income/(loss) were:

	Years Ended December 31,
	2022	2021
U.S.	$(95)	$(136)
Canada	(272)	(7,155)
Other foreign, net	(4,564)	(7,946)
	$(4,931)	$(15,237)

During the years ended December 31, 2022 and 2021, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S., Canada, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

Reconciliations between the Company’s combined income taxes at statutory rates and the U.S. effective income tax (benefit)/expense were:

	Years Ended December 31,
	2022	2021
Income taxed at statutory rates	$(1,035)	$(3,743)
Increase (decrease) in taxes from:
State Tax	(2)	(21)
Stock-based compensation	120	33
Meals and Entertainment	1	—
Imputed interest	16	1
Other adjustments	(16)	—
Expiring NOLs	504	—
Inflation adjustment	—	(2)
Prior year provision to actual adjustments	472	(493)
Change in U.S. tax rate	5	—
Differentials in foreign tax rates	(426)	(186)
Changes in foreign exchange rates	1,421	911
Changes in valuation allowances affecting income tax expense or benefit	(1,060)	3,500
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities were:

	December 31,
	2022	2021
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,225	$7,225
Marketable securities	—	103
Operating loss carryforwards	39,709	40,620
Capital loss carryforwards	14,394	14,065
Capital expenditures	374	374
Stock compensation	55	179
VAT recoverable	152	145
Unrealized foreign exchange gain/loss	—	116
Environmental liability	—	65
Offering costs	229	305
Accrued vacation	29	26
Other	—	4
Total future tax assets	62,167	63,227
Valuation allowance for future tax assets	(62,167)	(63,227)
	—	—
Deferred income tax liabilities
Other investments	—	—
	—	—

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowances of $62,167 and $63,227 at December 31, 2022 and 2021, respectively, related mainly to operating loss carryforwards where utilization is not more likely than not. The Company periodically assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2023	—	—	392	6	398
2024	—	—	—	6	6
2025	—	—	84	6	90
2026	1,027	—	863	5	1,895
2027	847	—	—	7	854
2028	5,245	—	—	7	5,252
2029	4,022	—	—	2	4,024
2030	5,032	1,748	—	—	6,780
2031	3,806	3,407	75	—	7,288
2032	6,397	2,323	52	—	8,772
2033	6,185	3,098	—	—	9,283
2034	4,420	—	—	—	4,420
2035	3,729	2	—	—	3,731
2036	2,799	2,655	—	—	5,454
2037	1,916	2,482	—	—	4,398
2038	2,666	—	—	—	2,666
2039	3,338	—	—	—	3,338
2040	2,829	—	—	—	2,829
2041	3,195	—	—	—	3,195
2042	704	—	—	—	704
	$58,157	$15,715	$1,466	$39	$75,377

U.S. loss carryforwards for tax years beginning in 2018 through 2022 of $2,401, Canadian capital loss carryforwards of $106,623 and Australian NOLs of $63,810, which do not expire, are not included in the previous table.

Accounting for Uncertainty in Taxes

Accounting Standards Codification Topic 740 (“ASC 740”) requires the Company to evaluate its income tax positions and recognize a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. As of December 31, 2022 and 2021, the Company believes it had no income tax uncertainties that required recognition of a liability. If the Company were to determine that uncertain tax positions meet the criteria of ASC 740, an estimated liability and related interest and penalties would be recognized as income tax expense.

Tax Statute of Limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions, and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2018 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2018. Some

U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2017.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward to open years.

10. Geographic and Segment Information

The Company has one reportable operating segment, consisting of evaluation, acquisition, and exploration activities. We evaluate, acquire, explore and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2022 or 2021. Geographic location of mineral properties and plant and equipment is provided in Notes 4 and 5, respectively.

11. Subsequent Events

There have been no material subsequent events after December 31, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2022, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2022 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Denver, Colorado, PCAOB ID 166).

2.	Consolidated Balance Sheets – As of December 31, 2022 and 2021.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2022 and 2021.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2022 and 2021.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2022 and 2021.

6.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Description of Registrant’s Securities
4.02	Form of Warrant previously filed as Exhibit 4.1 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-9025)
4.03	Form of Underwriter’s Warrant previously filed as Exhibit 4.2 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-9025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-9025)
10.02

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-9025)

10.03	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-9025)
10.04

Amendment No. 1 to At-the-Market Offering Agreement dated June 24, 2020, previously filed as Exhibit 1.2 to the Corporation’s Form 8-K dated June 25, 2020 and incorporated herein by reference (File No. 1-9025)

10.05**	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2020 and incorporated herein by reference (File No. 1-9025)
10.06

Amended and Restated Underwriting Agreement previously filed as Exhibit 1.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)

10.07

Amendment No. 2 to the At-the-Market Offering Agreement dated December 10, 2021 previously filed as Exhibit 1.3 to the Company’s Form 8-K dated December 13, 2021 and incorporated herein by reference (File No. 1-9025)

10.08*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 17, 2022 and incorporated herein by reference (File No. 1-9025)
10.09*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 17, 2022 and incorporated herein by reference (File No. 1-9025)
10.10*

Amended and Restated Employment Agreement of Frederick H. Earnest, dated May 26, 2022 previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-9025)

10.11*

Amended and Restated Employment Agreement of Douglas L. Tobler, dated May 26, 2022 previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-9025)

10.12*

Amended and Restated Employment Agreement of John W. Rozelle, dated May 26, 2022 previously filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-9025)

21	Subsidiaries of the Company
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Sabry Abdel Hafez
23.4	Consent of Rex Clair Bryan
23.5	Consent of Thomas L. Dyer
23.6	Consent of Amy L. Hudson
23.7	Consent of April Hussey
23.8	Consent of Chris Johns
23.9	Consent of Max Johnson
23.10	Consent of Deepak Malhotra
23.11	Consent of Zvonimir Ponos
23.12	Consent of Vicki Scharnhorst
23.13	Consent of Keith Thompson
23.14	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Mt Todd Gold Project previously filed as Exhibit 96.1 to the Company’s Form 10-K/A dated February 13, 2023 and incorporated herein by reference (File No. 1-9025)
101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
*	Management Contract or Compensatory Plan
**

Certain portions of the exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the Commission upon request.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2022 and 2021, (ii) Consolidated Balance Sheets at December 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 23, 2023	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 23, 2023	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 23, 2023	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 23, 2023	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 23, 2023
* John M. Clark	Director	February 23, 2023
* C. Thomas Ogryzlo	Director	February 23, 2023
* Deborah J. Friedman	Director	February 23, 2023
* Tracy A. Stevenson	Director	February 23, 2023
* W. Durand Eppler	Director	February 23, 2023
* Michael B. Richings	Director	February 23, 2023
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.