Form 10-Q
period 2023-03-31
VISTA GOLD CORP
filed 2023-04-28
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 119,827,572 common shares, without par value, outstanding as of April 21, 2023.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	March 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$6,645	$8,110
Other current assets	446	537
Total current assets	7,091	8,647

Non-current assets:
Mineral properties (Note 3)	2,146	2,146
Plant and equipment, net (Note 4)	183	193
Total non-current assets	2,329	2,339
Total assets	$9,420	$10,986

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$218	$169
Accrued liabilities and other (Note 5)	621	764
Total current liabilities	839	933
Non-current liabilities:
Other liabilities	33	24
Total non-current liabilities	33	24
Total liabilities	872	957

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2023 - 119,727,572 and 2022 - 118,480,878 (Note 6)	475,337	474,847
Accumulated deficit	(466,789)	(464,818)
Total shareholders’ equity	8,548	10,029
Total liabilities and shareholders’ equity	$9,420	$10,986

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating income/(expense):
Gain on disposal of mineral property interests (Note 3)	$—	$2,883
Exploration, property evaluation and holding costs	(804)	(1,789)
Corporate administration	(1,168)	(1,401)
Depreciation and amortization	(10)	(14)
Total operating expense, net	(1,982)	(321)

Non-operating income:
Interest income	69	1
Other income/(expense)	(58)	—
Total non-operating income	11	1

Loss before income taxes	(1,971)	(320)
Net loss	$(1,971)	$(320)

Basic:
Weighted average number of shares outstanding	119,041,318	117,444,389
Net loss per share	$(0.02)	$(0.00)

Diluted:
Weighted average number of shares outstanding	119,041,318	117,444,389
Net loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued (RSUs vested, net of shares withheld) (Note 6)	791,868	(327)	—	(327)
Stock-based compensation (Note 6)	—	444	—	444
Net loss	—	—	(320)	(320)
Balances at March 31, 2022	117,981,100	$474,298	$(460,207)	$14,091

Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs (Note 6)	834,146	453	—	453
Shares issued (RSUs vested, net of shares withheld) (Note 6)	412,548	(142)	—	(142)
Stock-based compensation (Note 6)	—	179	—	179
Net loss	—	—	(1,971)	(1,971)
Balances at March 31, 2023	119,727,572	$475,337	$(466,789)	$8,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,971)	$(320)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	10	14
Stock-based compensation	179	444
Gain on disposal of mineral property interests, net	—	(2,883)
Change in working capital account items:
Other current assets	91	148
Accounts payable, accrued liabilities and other	(85)	145
Net cash used in operating activities	(1,776)	(2,452)
Cash flows from investing activities:
Maturities of short-term investments, net	—	11
Additions to plant and equipment	—	(5)
Proceeds from option/sale agreements, net	—	2,500
Net cash provided by investing activities	—	2,506
Cash flows from financing activities:
Proceeds from equity financing, net	453	—
Payment of taxes from withheld shares	(142)	(327)
Net cash provided by/(used in) financing activities	311	(327)

Net decrease in cash and cash equivalents	(1,465)	(273)
Cash and cash equivalents, beginning of period	8,110	12,757
Cash and cash equivalents, end of period	$6,645	$12,484

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2022 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2022 Financial Statements”). The year-end balance sheet data was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2022 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2023	At December 31, 2022
Mt Todd, Australia	$2,146	$2,146

Vista acquired Mt Todd in March 2006. The purchase price and related transaction costs of $2,146 were capitalized as mineral properties. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities. Costs associated with these and other related activities were charged to expense as incurred. See Note 7 for a discussion of commitments and contingencies associated with Mt Todd.

Awak Mas, Sulawesi, Indonesia

Vista held a net smelter return royalty (“NSR”) on the Awak Mas project in Indonesia (“Awak Mas”). The holder of the Awak Mas NSR made the final $2,500 payment to cancel the NSR on January 28, 2022. The Company recognized a gain of $2,883 for this final payment, which included recognition of $383 that was carried as deferred option gain as of December 31, 2021. With this final payment, the Company has no remaining royalty interest in Awak Mas.

4. Plant and Equipment

	March 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,181	$183	$5,364	$5,171	$193
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,514	$183	$5,697	$5,504	$193

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at March 31, 2023 and December 31, 2022:

	At March 31, 2023	At December 31, 2022
Accrued accounts payable	$96	$112
Accrued employee compensation and benefits	481	614
Other current liabilities	44	38
	$621	$764

6. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to sell and issue common shares in the capital of the Company (each a “Common Share”) through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”).

During the three months ended March 31, 2023 and 2022, the Company realized net proceeds of $453 and $nil, respectively, under the ATM Program. As of March 31, 2023, $9,279 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2021	7,408,101	$1.25	2.5
As of December 31, 2022	7,408,101	$1.25	1.5
As of March 31, 2023	7,408,101	$1.25	1.3

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan, deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”), and stock options (“Stock Options”) issuable under the Company’s stock option plan. Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended March 31,
	2023	2022
RSUs	$76	$172
DSUs	103	272
	$179	$444

As of March 31, 2023, unrecognized compensation expense for RSUs was $618, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(321,118)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - March 31, 2023	1,901,342	$0.46

During the three months ended March 31, 2023 and 2022, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $142 and $327, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. In March 2023, the Board granted 197,000 DSUs and the Company recognized $103 in DSU expense. In March 2022, the Board granted 324,000 DSUs and the Company recognized $272 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	197,000	0.52
Outstanding - March 31, 2023	1,451,000	$0.69

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(700,000)	0.75
Outstanding - March 31, 2023	667,000	$0.67	0.86	$6

Exercisable - March 31, 2023	667,000	$0.67	0.86	$6

7. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Northern Territory, Australia (the “NT Government”). After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million.

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

8. Geographic and Segment Information

The Company has one reportable operating segment. We evaluate, acquire, explore, and advance gold exploration and potential development projects, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three months ended March 31, 2023 and 2022. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is one of the largest and most advanced undeveloped gold projects in Australia. With the approval of the Operational Mining Management Plan (“MMP”) in June 2021, all major operating and environmental permits for Mt Todd have been received. Since acquiring Mt Todd in 2006, we have invested substantial resources to systematically explore, evaluate, engineer, permit and de-risk the Project.

In February 2022, we completed a feasibility study in respect of Mt Todd (the “Mt Todd FS”). We believe this work has added substantial value to the Project and positions the Project for near-term development. Subsequent to the completion of the Mt Todd FS, the Company filed an amendment to the MMP to align this authorization with the Mt Todd FS.

The Mt Todd FS demonstrates the potential of a large-scale gold project at Mt Todd. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,125 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $817 per ounce;
●	high capital efficiency, with initial capital requirements of $892 million, or $141 per payable ounce of gold;
●	after-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce; and
●	after-tax NPV5% of $1.7 billion and IRR of 29.4% at a price of $1,900 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 for additional information.

In 2022, we appointed CIBC Capital Markets (“CIBC”) as our strategic advisor to assist us in evaluating a broad range of alternatives to unlock the value of Mt Todd. With the appointment of CIBC, Vista has advanced a strategic process to seek a partner or other form of transaction for Mt Todd to maximize shareholder value. The process has generated interest from a broad range of prospective parties and the technical merits of the Project have stood up to the rigorous scrutiny of those who have evaluated Mt Todd. The process is ongoing and management believes the completion of an acceptable transaction may be dependent on sustained improvement and stability in the economy and capital markets.

The strategic process with CIBC continues to generate interest and positive feedback on the technical merits of Mt Todd. There are indications that market conditions are improving, but interested parties continue to maintain a cautious approach to new, large-scale development projects. To address this, the Company completed an internal 5.2M tonnes per annum (“tpa”), or 15,000 tonnes per day, scoping study and evaluated the technical and economic merits of smaller-scale alternatives that contemplate significantly lower initial capital costs while preserving the opportunity for subsequent expansion or staged development. Since completion of the scoping study was announced, there have been both new and renewed interest in the optionality of Mt Todd under different development strategies.

The Company recently announced the results of the most recent Mt Todd surface exploration program, the impending retirement of two of its directors, and the findings from the report of the NT’s Mineral Development Taskforce which recommends simplifying and improving the competitiveness of the NT royalty scheme.

We have taken steps to further reduce recurring costs by approximately 7% during 2023 and continue to evaluate and implement opportunities for additional cost reductions.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated mineral resources and mineral reserves for the Project. The following mineral resources and mineral reserves were prepared in accordance with both subpart 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and Canadian Institute of Mining, Metallurgy and Petroleum definition standards (“CIM Definition Standards”) all as set forth in the Mt Todd FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A as filed with the SEC on February 13, 2023.

The Mt Todd FS is the technical report summary, prepared pursuant to S-K 1300, that was filed on EDGAR on February 24, 2022 and is entitled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2022 and an issue date of February 9, 2022, as amended February 7, 2023. The technical report summary remains current in all material respects.

A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure

for Mineral Projects (“NI 43-101”), was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022. The companion report is referenced herein for informational purposes only. The Mt Todd FS is available for review at www.sec.gov and under our profile at www.sedar.com. The Mt Todd FS is not incorporated by reference into this quarterly report on Form 10-Q.

Mt Todd Gold Project – Summary of Gold Mineral Resources based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach resources are the average grade of the heap, no cut-off applied.

●	Batman: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the qualified person (“QP”) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2022. There have been no changes in the mineral resource estimates since December 31, 2021 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2022.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable reserves.
●	Batman deposit reserves are reported using a 0.35 g Au/t cutoff grade.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2022. There have been no changes in the mineral reserve estimates since December 31, 2021 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2022, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2021.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors” in the Company’s Form 10-K as filed with the SEC on February 23, 2023.

Results from Operations

Summary

Cash totaled $6,645 and working capital was $6,252 at March 31, 2023. See “Liquidity and Capital Resources”. The Company had no debt as of March 31, 2023.

Consolidated net loss for the three months ended March 31, 2023 and 2022 was $1,971 and $320, or $0.02 and $0.00 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Gain on disposition of mineral property interests, net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty (“NSR”) at Awak Mas project in Indonesia (“Awak Mas”). Including recognition of an associated deferred option gain of $383, the Company recognized a gain of $2,883 upon receipt of the payment.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $804 and $1,789 for the three months ended March 31, 2023 and 2022, respectively. The decrease in 2023 for the comparative three-month periods was primarily attributable to the absence of spending of $474 on the Mt Todd FS and $344 on the 2022 drilling program.

Corporate administration

Corporate administration costs were $1,168 and $1,401 during the three months ended March 31, 2023 and 2022, respectively. Administrative costs were lower during 2023 due to $194 of lower stock-based compensation and $39 of other net expense reductions.

Non-operating income and expenses

Interest income

Interest income was $69 and $1 for the three months ended March 31, 2023 and 2022, respectively. The Company benefited from rising market interest rates for short-term government debt securities.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,776 and $2,452 for the three months ended March 31, 2023 and 2022, respectively. The decrease in operating cash outflows largely resulted from the absence of spending for drilling and feasibility study work in 2023 offset by higher payments which reduced current payables during the three months ended March 31, 2023.

Investing activities

Net cash provided by investing activities was $nil and $2,506 for the three months ended March 31, 2023 and 2022, respectively. The principal source of cash from investing activities during the three months ended March 31, 2022 was the $2,500 final payment for the Awak Mas royalty cancellation.

Financing activities

During the three months ended March 31, 2023 and 2022, net cash of $311 and ($327), respectively, was provided by/(used in) financing activities. Cash provided by financing activities during the three months ended March 31, 2023 was $453 of net proceeds under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash used by financing activities during the three months ended March 31, 2022 was for payments for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents and short-term investments to be its primary measure of liquidity. Our cash liquidity position as of March 31, 2023, comprising cash and cash equivalents of $6,645, reflected a net decrease of $1,465 during the three months ended March 31, 2023.

Current assets net of current liabilities (“Working Capital”) is a secondary measure of liquidity for the Company. The Company had Working Capital of $6,252 and $7,714 at March 31, 2023 and December 31, 2022, respectively.

The Company initiated cost reduction measures starting in 2022 and continues to evaluate and implement additional reductions. The Company plans to reduce its 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,500. Discretionary programs are also being reviewed and are expected to be reduced during the remainder of 2023 to approximately $450.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co. LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended March 31, 2023, the Company realized net proceeds of $453 under the ATM Program. As of March 31, 2023, $9,279 remained available under the ATM Program.

Offers and sales of Common Shares under the ATM Program will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares will be distributed at market prices prevailing at the time of sale.

Because the Company does not have recurring cash inflows from operations or investments, Vista relies on financing to fund operations in the normal course of business. Vista plans to raise additional capital through equity issuances or other means. Other potential sources of cash inflows may include monetization of Vista’s remaining non-core assets, which include used mill equipment that is being marketed by a third-party mining equipment dealer and a royalty interest in the U.S. Cash may also be available to Vista through several alternative forms of financial instruments, such as a royalty or stream interest in Mt Todd, convertible instruments, and debt facilities.

Considering current economic conditions and the Company’s ongoing initiatives, we believe our cash and cash equivalents and Working Capital as of March 31, 2023, together with available future sources of financing such as the ATM Program, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. Our primary objective is to maintain adequate liquidity as we seek to preserve, enhance, and realize value from Mt Todd to achieve positive returns for our shareholders. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when necessary, issue additional equity or find other means of financing. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our

Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2023.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC.

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

The Company completed an internal 5.2M tpa scoping study that evaluated the technical and economic merits of smaller-scale alternatives which significantly lower initial capital costs while preserving the opportunity for subsequent expansion or staged development.

The strategic process with CIBC is ongoing.

Vista reduced its recurring costs in 2022 and reducing costs and maximizing effectiveness continue to be high priorities in 2023. Vista expects to incur expenditures of approximately $2,100 for its Mt Todd site maintenance and environmental stewardship activities in 2023.

All scientific and technical information herein has been reviewed and approved by John Rozelle, Vista’s Sr. Vice President, a QP.

Certain U.S. Federal Income Tax Considerations

Vista has been a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2022, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that our focus on evaluation, acquisition, exploration and advancement of gold exploration and potential development projects may lead to gold production or value-adding strategic transactions;
●	our belief that our work has added substantial value to the Project and positions the Project for near-term development;
●	our belief that the Project has high capital efficiency;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid basis to engage with a range of prospective parties as we seek an appropriate strategic transaction;
●	our belief that the completion of an acceptable transaction in respect of Mt Todd may be dependent on sustained improvement and stability in the economy and capital markets;
●	our belief that there are indications that market conditions are improving, but interested parties continue to maintain a cautious approach to new, large-scale development projects;
●	our belief that our investment of significant resources in water treatment and management, environmental, and social programs has benefited our relationships with the traditional landowners, local communities, and NT Government, creating a strong social license;
●	our estimates of future operating and financial performance;
●	our belief that our cash and cash equivalents and Working Capital as of March 31, 2023, together with available future sources of financing such as the ATM Program, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our plans to raise additional capital through equity issuances or other means;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC and Canadian securities regulatory authorities in February 2023. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2023, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated by reference herein (File No. 1-9025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
3.03	Articles, previously filed as Exhibit 3.3 to the Corporation’s Form 8-K filed with the Commission on June 12, 2013 and incorporated herein by reference (File No. 1-9025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Corporation’s Form 8-K filed with the Commission on July 12, 2021 and incorporated by reference herein (File No. 1-9025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three months ended March 31, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 28, 2023	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 28, 2023	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer