Form 10-Q
period 2023-06-30
VISTA GOLD CORP
filed 2023-08-02
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-09025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8310 S Valley Hwy, Suite 300
Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

7961 Shaffer Pkwy, Suite 5
Littleton, Colorado	80127
(Former Address of Principal Executive Offices)	(Zip Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	VGZ	NYSE American

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 121,088,494 common shares, without par value, outstanding as of July 28, 2023.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	June 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$5,986	$8,110
Other current assets	342	537
Total current assets	6,328	8,647

Non-current assets:
Mineral properties (Note 3)	2,146	2,146
Plant and equipment, net (Note 4)	173	193
Total non-current assets	2,319	2,339
Total assets	$8,647	$10,986

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$55	$169
Accrued liabilities and other (Note 5)	703	764
Total current liabilities	758	933
Non-current liabilities:
Other liabilities	36	24
Total non-current liabilities	36	24
Total liabilities	794	957

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2023 - 121,088,494 and 2022 - 118,480,878 (Note 6)	476,145	474,847
Accumulated deficit	(468,292)	(464,818)
Total shareholders’ equity	7,853	10,029
Total liabilities and shareholders’ equity	$8,647	$10,986

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating income/(expense):
Gain on disposal of mineral property interests (Note 3)	$—	$—	$—	$2,883
Exploration, property evaluation and holding costs	(682)	(984)	(1,486)	(2,773)
Corporate administration	(878)	(876)	(2,046)	(2,277)
Depreciation and amortization	(10)	(10)	(20)	(24)
Total operating expense, net	(1,570)	(1,870)	(3,552)	(2,191)

Non-operating income:
Interest income	70	9	139	10
Other income/(expense)	(3)	437	(61)	437
Total non-operating income	67	446	78	447

Loss before income taxes	(1,503)	(1,424)	(3,474)	(1,744)
Net loss	$(1,503)	$(1,424)	$(3,474)	$(1,744)

Basic:
Weighted average number of shares outstanding	120,637,683	118,080,896	119,843,910	117,764,401
Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Diluted:
Weighted average number of shares outstanding	120,637,683	118,080,896	119,843,910	117,764,401
Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2022	117,981,100	$474,298	$(460,207)	$14,091
Shares issued, net of offering costs (Note 6)	50,000	51	—	51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	94,601	(28)	—	(28)
Stock-based compensation (Note 6)	—	112	—	112
Net income	—	—	(1,424)	(1,424)
Balances at June 30, 2022	118,125,701	$474,433	$(461,631)	$12,802

Balances at April 1, 2023	119,727,572	$475,337	$(466,789)	$8,548
Shares issued, net of offering costs (Note 6)	875,922	560	—	560
Shares issued (DSUs vested) (Note 6)	485,000	—	—	—
Stock-based compensation (Note 6)	—	248	—	248
Net loss	—	—	(1,503)	(1,503)
Balances at June 30, 2023	121,088,494	$476,145	$(468,292)	$7,853

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs (Note 6)	50,000	51	—	51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	886,469	(355)	—	(355)
Stock-based compensation (Note 6)	—	556	—	556
Net loss	—	—	(1,744)	(1,744)
Balances at June 30, 2022	118,125,701	$474,433	$(461,631)	$12,802

Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs (Note 6)	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld) (Note 6)	412,548	(142)	—	(142)
Shares issued (DSUs vested) (Note 6)	485,000	—	—	—
Stock-based compensation (Note 6)	—	427	—	427
Net loss	—	—	(3,474)	(3,474)
Balances at June 30, 2023	121,088,494	$476,145	$(468,292)	$7,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,474)	$(1,744)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	20	24
Stock-based compensation	427	556
Gain on disposal of mineral property interests, net	—	(2,883)
Reduction of provision for environmental liability	—	(240)
Change in working capital account items:
Other current assets	195	400
Accounts payable, accrued liabilities and other	(163)	(365)
Net cash used in operating activities	(2,995)	(4,252)
Cash flows from investing activities:
Additions to plant and equipment	—	(5)
Proceeds from option/sale agreements, net	—	2,500
Net cash provided by investing activities	—	2,495
Cash flows from financing activities:
Proceeds from equity financing, net	1,013	51
Payment of taxes from withheld shares	(142)	(355)
Net cash provided by/(used in) financing activities	871	(304)

Net decrease in cash and cash equivalents	(2,124)	(2,061)
Cash and cash equivalents, beginning of period	8,110	12,757
Cash and cash equivalents, end of period	$5,986	$10,696

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2023	At December 31, 2022
Mt Todd, Australia	$2,146	$2,146

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

4. Plant and Equipment

	June 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,364	$5,191	$173	$5,364	$5,171	$193
Corporate, United States	333	333	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,697	$5,524	$173	$5,697	$5,504	$193

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at June 30, 2023 and December 31, 2022:

	At June 30, 2023	At December 31, 2022
Accrued accounts payable	$130	$112
Accrued employee compensation and benefits	532	614
Other current liabilities	41	38
	$703	$764

6. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to sell and issue common shares in the capital of the Company (each a “Common Share”) through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”).

During the three and six months ended June 30, 2023, the Company realized net proceeds of $560 and $1,013, respectively, under the ATM Program. During the three and six months ended June 30, 2022, the Company realized net proceeds of $51 under the ATM Program. As of June 30, 2023, $8,702 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2021	7,408,101	$1.25	2.5
As of December 31, 2022	7,408,101	$1.25	1.5
As of June 30, 2023	7,408,101	$1.25	1.0

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

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	$107	$112	$183	$284
DSUs	141	—	244	272
	$248	$112	$427	$556

As of June 30, 2023, unrecognized compensation expense for RSUs was $511, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(321,118)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - June 30, 2023	1,901,342	$0.46

During the six months ended June 30, 2023 and 2022, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $142 and $355, respectively, that resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. During the six months ended June 30, 2023, the Board granted 420,000 DSUs and the Company recognized $244 in DSU expense. During the six months ended June 30, 2022, the Board granted 324,000 DSUs and the Company recognized $272 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - June 30, 2023	1,189,000	$0.68

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(700,000)	0.75
Outstanding - June 30, 2023	667,000	$0.67	0.64	$—

Exercisable - June 30, 2023	667,000	$0.67	0.64	$—

7. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently estimated by the NT Government at approximately A$73 million.

Under an agreement with the Jawoyn Association Aboriginal Corporation with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR ranges from 1.125% to 3.0%.

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment. At such time as the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision for environmental liability will be recorded.

8. Geographic and Segment Information

The Company has one reportable operating segment. We seek to advance and develop Mt Todd, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2023 and 2022. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). The Project is one of the largest and most advanced undeveloped gold projects in Australia. All major operating and environmental permits necessary to allow development of Mt Todd are in place. Vista does not currently generate cash flows from mining operations.

Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves, demonstration of project feasibility in various development scenarios, and other value adding and de-risking activities. The Project offers strategic optionality through development alternatives ranging from a smaller scale start-up with subsequent expansion to a large-scale project comparable in scale to the most prominent gold mines in Australia.

Our strategy for Mt Todd seeks to maximize shareholder value through further project de-risking, completing value-accretive strategic transactions or, with appropriate market conditions, gold production. We have retained CIBC Capital Markets (“CIBC”) as our strategic advisor to support our strategy to seek a partner or other form of transaction to maximize shareholder value. Potential strategic investors continue to show interest in Mt Todd, and the rigorous scrutiny of those who have evaluated Mt Todd has provided positive feedback on the technical merits of the Project. There are indications that market conditions are improving, yet interested parties continue to maintain a cautious approach to new, large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd.

The Batman deposit at Mt Todd hosts proven and probable reserves of 6.98 million ounces as reported in the February 2022 feasibility study (the “Mt Todd FS”). There is also the opportunity for adding substantial gold resources beyond defined reserves through further exploration. Exploration at Mt Todd has demonstrated multiple additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

The Mt Todd FS contemplates a processing capacity of 50,000 tonne per day (“tpd”) and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

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

Vista continues to evaluate the technical and economic merits of additional development alternatives that require lower initial capital, maintain strong gold production and cashflow profiles, and preserve the opportunity for subsequent expansion or staged development. Earlier in 2023, we completed an internal 5.2M tonnes per annum (“tpa”), or 15,000 tpd, scoping study. By employing contract mining and other common construction practices used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial scale. Using a higher ore cutoff grade is also expected to maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate expansion or staged development scenarios that maximize resource utilization, mine life, and economic returns.

The Company recently announced: the retirement of two of its directors; the findings from the report of the Northern Territory Government’s (“NT Government”) Mineral Development Taskforce (the “Taskforce”), which recommends simplifying and improving the competitiveness of the NT royalty scheme; and the extension of the term of the Deed of Variation between the NT Government and Vista Gold (the “NT Agreement”) pertaining to Mt Todd through December 31, 2029 and including the option for an additional three-year extension.

The Company initiated cost reduction measures starting in 2022 and continues to evaluate and implement additional reductions while we pursue opportunities to further de-risk the Project. The Company plans to reduce its 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400.

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

A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), was filed on SEDAR on February 24, 2022 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of December 31, 2021 and an issue date of February 9, 2022. The companion report is referenced herein for informational purposes only. The Mt Todd FS is available for review at www.sec.gov and under our profile at www.sedarplus.ca. The Mt Todd FS is not incorporated by reference into this quarterly report on Form 10-Q.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

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

Results from Operations

Summary

Cash totaled $5,986 and working capital was $5,570 at June 30, 2023. See “Liquidity and Capital Resources”. The Company had no debt as of June 30, 2023.

Consolidated net loss for the three months ended June 30, 2023 and 2022 was $1,503 and $1,424, or $0.01 and $0.01 per basic share, respectively. Consolidated net loss for the six months ended June 30, 2023 and 2022 was $3,474 and $1,744, or $0.03 and $0.01 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Gain on disposition of mineral property interests, net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty on the Awak Mas project in Indonesia (“Awak Mas”). Including recognition of an associated deferred option gain of $383, the Company recognized a gain of $2,883 upon receipt of the payment. With this final payment, the Company has no remaining royalty interest in Awak Mas.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $682 and $984 for the three months ended June 30, 2023 and 2022, respectively; and $1,486 and $2,773 for the six months ended June 30, 2023 and 2022, respectively. The decrease in 2023 for the comparable three-month periods was primarily attributable to lower spending of $243 on discretionary programs, including the 2022 drilling program, technical studies, and strategic process work. The decrease in 2023 for the comparable six-month periods was primarily attributable to lower spending of $457 on the drilling program, $489 for feasibility study work which was completed in the first quarter of 2022, $278 for other site-related activities, and $63 of decreases in other discretionary spending.

Corporate administration

Corporate administration costs were $878 and $876 during the three months ended June 30, 2023 and 2022, respectively; and $2,046 and $2,277 for the six months ended June 30, 2023 and 2022, respectively. The total expenses in the comparable  three-month periods were basically unchanged, however 2023 recurring costs were lower by $144 and offset by higher 2023 DSU expense of $141. The decrease in 2023 for the comparable six-month periods was primarily attributable to recurring costs being lower by $254.

Non-operating income and expenses

Interest income

Interest income was $70 and $9 for the three months ended June 30, 2023 and 2022, respectively; and $139 and $10 for the six months ended June 30, 2023 and 2022, respectively. The Company benefited from rising market interest rates for short-term government debt securities.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,995 and $4,252 for the six months ended June 30, 2023 and 2022, respectively. The decrease in operating cash outflows largely resulted from the absence of spending for drilling and feasibility study work in 2023 as well as reduced spending on recurring costs in 2023.

Investing activities

Net cash provided by investing activities was $nil and $2,495 for the six months ended June 30, 2023 and 2022, respectively. The principal source of cash from investing activities during the six months ended June 30, 2022 was the $2,500 final payment for the Awak Mas royalty cancellation.

Financing activities

During the six months ended June 30, 2023 and 2022, net cash of $871 and ($304), respectively, was provided by/(used in) financing activities. Cash provided by financing activities during the six months ended June 30, 2023 was $1,013 of net proceeds under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash used by financing activities during the six months ended June 30, 2022 was for payments of $355 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards offset by $51 of net proceeds under the ATM Program.

Liquidity and capital resources

The Company considers available cash, cash equivalents and short-term investments to be its primary measure of liquidity. Our cash liquidity position as of June 30, 2023, comprising cash and cash equivalents of $5,986, reflected a net decrease of $2,124 during the six months ended June 30, 2023.

Current assets, net of current liabilities (“Working Capital”) is a secondary measure of liquidity for the Company. The Company had Working Capital of $5,570 and $7,714 at June 30, 2023 and December 31, 2022, respectively.

The Company initiated cost reduction measures starting in 2022 and continues to evaluate and implement additional reductions. The Company plans to reduce its 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400. Similar net recurring costs are anticipated for 2024, after considering expected increases for inflation and potential offsets for additional spending reductions. Discretionary programs are also being reviewed and are expected to be reduced during the remainder of 2023 to approximately $300.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the six months ended June 30, 2023, the Company realized net proceeds of $1,013 under the ATM Program. As of June 30, 2023, $8,702 remained available under the ATM Program.

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

Because the Company does not have recurring cash inflows from operations or investments, Vista relies on financing to fund operations in the normal course of business. Vista considers a range of alternative sources to raise additional capital. Potential sources may include monetization of Vista’s remaining non-core assets, which include used mill equipment that is being marketed by a third-party mining equipment dealer and a royalty interest in the U.S. Funding may also be available to Vista through equity issuances and several alternative forms of financial instruments, such as a royalty or stream interest in Mt Todd, convertible instruments, and debt facilities.

Considering current economic conditions and the Company’s ongoing initiatives, we believe our cash and cash equivalents and Working Capital as of June 30, 2023, together with available future sources of financing, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

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

Contractual Obligations

We have no material contractual obligations as of June 30, 2023.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk the Project. We continue to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid foundation as we seek an appropriate strategic transaction with the ongoing support of CIBC. Key considerations in any potential transaction include achieving a valuation that reflects Mt Todd’s gold production profile, long operating life, excellent gold recovery, favorable operating costs, and robust economics and minimizes future equity dilution.

The Company completed an internal 5.2M tpa scoping study during the first quarter of 2023 to evaluate the technical and economic merits of smaller-scale alternatives that contemplate significantly lower initial capital costs while preserving the opportunity for subsequent expansion or staged development.

The NT Government released the final report (the “Report”) of the Taskforce in April 2023. The Report outlines a series of recommendations and actions to increase and enhance the competitiveness of the NT as an investment destination and to position the NT to achieve its economic growth targets by 2030. As a next step, the NT Government has stated it plans to engage with stakeholders and the mining industry to obtain feedback on the approach to key recommendations and proposed specific actions in the Report. The consultation process to revise the current NT royalty structure started during the second quarter of 2023.

The Company signed an amendment to its agreement with the NT Government in May 2023 providing for the extension of the term of the NT Agreement to December 31, 2029 and including the option for an additional three-year extension.

Vista reduced its recurring costs in 2022 and through the first half of 2023. Spending controls and maximizing effectiveness continue to be high priorities. Vista expects to incur expenditures of approximately $2,100 for its Mt Todd site management and environmental stewardship activities and $400 for discretionary programs in 2023.

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

Operations

●	Our belief that Mt Todd offers strategic optionality through development alternatives ranging from a smaller scale start-up with subsequent expansion to a large-scale project comparable to the most prominent gold mines in Australia;
●	our belief that Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves, demonstration of project feasibility in various development scenarios, and other value adding and de-risking activities;
●	our belief that our Mt Todd strategy will provide maximize shareholder value through further project de-risking, completing value-accretive strategic transactions or, with appropriate market conditions, gold production;

●	our belief in the opportunity to add substantial gold resources beyond defined reserves through further exploration;
●	our belief that the Project has high capital efficiency;
●	our belief that there are indications that market conditions are improving, yet interested parties continue to maintain a cautious approach to new, large-scale development projects;
●	our belief that employing contract mining and other common construction practices used in Australia could create an opportunity to maintain high capital efficiency at a lesser initial scale;
●	our expectation that using a higher cutoff grade will maintain competitive cash costs;
●	our belief that the scoping study demonstrated the merits of a smaller initial project but limited the mine life to a period similar to the Mt Todd FS;
●	our belief that additional evaluation is needed to incorporate expansion or staged development scenarios that maximize resource utilization, mine life and economic returns;
●	our estimates of future operating and financial performance;
●	our plans to reduce our 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400;
●	our belief that our cash and cash equivalents and Working Capital as of June 30, 2023, together with available future sources of financing, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our consideration of a range of alternative sources to raise additional capital;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;

●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and six months ended June 30, 2023, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
10.1	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and six months ended June 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: August 2, 2023	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: August 2, 2023	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer