Form 10-Q
period 2023-09-30
VISTA GOLD CORP
filed 2023-11-07
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-09025

VISTA GOLD CORP.

 (Exact Name of Registrant as Specified in its Charter)

British Columbia	98-0542444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8310 S Valley Hwy, Suite 300
Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

(720) 981-1185

(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Shares, no par value	VGZ	NYSE American LLC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 121,088,494 common shares, without par value, outstanding as of November 3, 2023.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2023

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	September 30,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$4,848	$8,110
Other current assets	283	537
Total current assets	5,131	8,647

Non-current assets:
Mineral properties (Note 3)	2,146	2,146
Plant and equipment, net (Note 4)	206	193
Total non-current assets	2,352	2,339
Total assets	$7,483	$10,986

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$156	$169
Accrued liabilities and other (Note 5)	788	764
Total current liabilities	944	933
Non-current liabilities:
Other liabilities	39	24
Total non-current liabilities	39	24
Total liabilities	983	957

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2023 - 121,088,494 and 2022 - 118,480,878 (Note 6)	476,246	474,847
Accumulated deficit	(469,746)	(464,818)
Total shareholders’ equity	6,500	10,029
Total liabilities and shareholders’ equity	$7,483	$10,986

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating income/(expense):
Gain on disposal of mineral property interests (Note 3)	$—	$—	$—	$2,883
Exploration, property evaluation and holding costs	(848)	(916)	(2,334)	(3,689)
Corporate administration	(666)	(779)	(2,712)	(3,056)
Depreciation and amortization	(10)	(10)	(30)	(34)
Total operating expense, net	(1,524)	(1,705)	(5,076)	(3,896)

Non-operating income:
Interest income	68	37	207	47
Other income/(expense)	2	(24)	(59)	413
Total non-operating income	70	13	148	460

Loss before income taxes	(1,454)	(1,692)	(4,928)	(3,436)
Net loss	$(1,454)	$(1,692)	$(4,928)	$(3,436)

Basic:
Weighted average number of shares outstanding	121,088,494	118,127,920	120,263,330	117,886,906
Net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Diluted:
Weighted average number of shares outstanding	121,088,494	118,127,920	120,263,330	117,886,906
Net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2022	118,125,701	$474,433	$(461,631)	$12,802
Shares issued (RSUs vested, net of shares withheld) (Note 6)	3,293	(2)	—	(2)
Stock-based compensation (Note 6)	—	112	—	112
Net loss	—	—	(1,692)	(1,692)
Balances at September 30, 2022	118,128,994	$474,543	$(463,323)	$11,220

Balances at July 1, 2023	121,088,494	$476,145	$(468,292)	$7,853
Stock-based compensation (Note 6)	—	101	—	101
Net loss	—	—	(1,454)	(1,454)
Balances at September 30, 2023	121,088,494	$476,246	$(469,746)	$6,500

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs (Note 6)	50,000	51	—	51
Shares issued (RSUs vested, net of shares withheld) (Note 6)	889,762	(357)	—	(357)
Stock-based compensation (Note 6)	—	668	—	668
Net loss	—	—	(3,436)	(3,436)
Balances at September 30, 2022	118,128,994	$474,543	$(463,323)	$11,220

Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs (Note 6)	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld) (Note 6)	412,548	(142)	—	(142)
Shares issued (DSUs vested) (Note 6)	485,000	—	—	—
Stock-based compensation (Note 6)	—	528	—	528
Net loss	—	—	(4,928)	(4,928)
Balances at September 30, 2023	121,088,494	$476,246	$(469,746)	$6,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,928)	$(3,436)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	30	34
Stock-based compensation	528	668
Gain on disposal of mineral property interests, net	—	(2,883)
Reduction of provision for environmental liability	—	(240)
Change in working capital account items:
Other current assets	254	599
Accounts payable, accrued liabilities and other	26	(492)
Net cash used in operating activities	(4,090)	(5,750)
Cash flows from investing activities:
Maturities of short-term investments, net	—	384
Additions to plant and equipment	(43)	(5)
Proceeds from option/sale agreements, net	—	2,500
Net cash provided by/(used in) investing activities	(43)	2,879
Cash flows from financing activities:
Proceeds from equity financing, net	1,013	51
Payment of taxes from withheld shares	(142)	(357)
Net cash provided by/(used in) financing activities	871	(306)

Net decrease in cash and cash equivalents	(3,262)	(3,177)
Cash and cash equivalents, beginning of period	8,110	12,757
Cash and cash equivalents, end of period	$4,848	$9,580

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

These interim statements have been prepared on the going concern basis of accounting, which contemplates Vista having the ability to meet its obligations when due in the normal course of business for the foreseeable future. Because the Company does not have recurring cash inflows from operations or investments, we rely on other sources of financing to fund operations. Such funding sources may include sales of non-core assets, equity issuances, royalty or stream agreements, convertible instruments, and debt facilities. Although management estimates the Company has access to sufficient cash flows for the next twelve months, there can be no assurance that the Company will be able to obtain adequate funding, or that such funding will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing programs.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2022 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2023	At December 31, 2022
Mt Todd, Australia	$2,146	$2,146

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

4. Plant and Equipment

	September 30, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,407	$5,201	$206	$5,364	$5,171	$193
Corporate, United States	303	303	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,710	$5,504	$206	$5,697	$5,504	$193

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at September 30, 2023 and December 31, 2022:

	At September 30, 2023	At December 31, 2022
Accrued accounts payable	$236	$112
Accrued employee compensation and benefits	522	614
Other current liabilities	30	38
	$788	$764

6. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to sell and issue common shares in the capital of the Company (each a “Common Share”) through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”).

During the three and nine months ended September 30, 2023, the Company realized net proceeds of $nil and $1,013, respectively, under the ATM Program. During the nine months ended September 30, 2022, the Company realized net proceeds of $51 under the ATM Program. As of September 30, 2023, $8,702 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2021	7,408,101	$1.25	2.5
As of December 31, 2022	7,408,101	$1.25	1.5
As of September 30, 2023	7,408,101	$1.25	0.8

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

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	$101	$112	$284	$396
DSUs	—	—	244	272
	$101	$112	$528	$668

As of September 30, 2023, unrecognized compensation expense for RSUs was $401, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - September 30, 2023	1,886,674	$0.46

During the nine months ended September 30, 2023 and 2022, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $142 and $357, respectively, which resulted upon vesting of RSUs during the period. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. During the nine months ended September 30, 2023, the Board granted 420,000 DSUs and the Company recognized $244 in DSU expense. During the nine months ended September 30, 2022, the Board granted 324,000 DSUs and the Company recognized $272 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - September 30, 2023	1,189,000	$0.68

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - September 30, 2023	400,000	$0.70	0.72	$—

Exercisable - September 30, 2023	400,000	$0.70	0.72	$—

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

8. Geographic and Segment Information

The Company has one reportable operating segment. We seek to advance and develop Mt Todd, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2023 and 2022. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves and other value adding and de-risking activities. Additionally, the Project offers strategic optionality through development alternatives ranging from a smaller scale start-up with subsequent staged development to a large-scale project comparable in scale to the most prominent gold mines in Australia.

Our strategy for Mt Todd seeks to maximize shareholder value through further project de-risking, completing value-accretive strategic transactions or, with appropriate market conditions, gold production. We have retained CIBC Capital Markets (“CIBC”) as our strategic advisor to support our strategy to seek a partner or other form of transaction to maximize shareholder value. Potential strategic investors continue to show interest in Mt Todd, and the rigorous scrutiny of those who have evaluated Mt Todd has provided positive feedback on the technical merits of the Project; however, interested parties continue to maintain a cautious approach to new, large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd.

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the February 2022 feasibility study (the “Mt Todd FS”). There is also the opportunity for adding gold mineral resources beyond defined mineral reserves through further exploration. Exploration at Mt Todd has demonstrated additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

The Mt Todd FS contemplates a plant processing 50,000 tonnes per day (“tpd”) and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,125 for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $817 per ounce(3);
●	high capital efficiency, with initial capital requirements of $892 million, or $141 per payable ounce of gold(3);
●	after-tax NPV5% of $999.5 million and internal rate of return (“IRR”) of 20.6% at a gold price of $1,600 per ounce; and
●	after-tax NPV5% of $1.7 billion and IRR of 29.4% at a price of $1,900 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2023 for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measure; see Non-U.S. GAAP Financial Measures for additional disclosure.

Vista continues to evaluate the technical and economic merits of development alternatives that require lower initial capital, maintain strong gold production and cash flow profiles, and preserve the opportunity for subsequent staged development. Earlier in 2023, we completed an internal 5.2 million tonnes per annum (“tpa”), or 15,000 tpd, scoping study. By employing contract mining and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial project scale. Using a higher ore cutoff grade is also expected to maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate staged development scenarios that maximize resource utilization, mine life, and economic returns.

The Company also recently announced: the findings from the report of the Government of the Northern Territory, Australia (the “NT Government”) Mineral Development Taskforce (the “Taskforce”), which recommends simplifying and improving the competitiveness of the NT royalty scheme; and the extension of the term of the Deed of Variation between the NT Government and Vista Gold (the “NT Agreement”) pertaining to Mt Todd through December 31, 2029 with the option for an additional three-year extension.

The Company initiated cost reduction measures starting in 2022 and continues to evaluate and implement further cost savings and pursue opportunities to further de-risk the Project. The Company plans to reduce its 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400. Through September 30, 2023, the Company’s recurring costs are tracking in line with this objective.

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

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the qualified person (“QP”) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2022. There have been no changes in the mineral resource estimates since December 31, 2021 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2022.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2021.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project – Summary of Gold Mineral Reserves

Based on 50,000 tpd, 0.35 g Au/t cut-off and $1,125 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman deposit mineral reserves are reported using a 0.35 g Au/t cutoff grade and $1,600 per ounce gold price. A US$ 1,125/oz-Au pit shell was used.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad mineral reserves.

●	Because all the heap-leach pad mineral reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2022. There have been no changes in the mineral reserve estimates since December 31, 2021 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2022, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2021.

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

Results from Operations

Summary

Cash totaled $4,848 and working capital was $4,187 at September 30, 2023. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2023.

Consolidated net loss for the three months ended September 30, 2023 and 2022 was $1,454 and $1,692, or $0.01 and $0.02 per basic share, respectively. Consolidated net loss for the nine months ended September 30, 2023 and 2022 was $4,928 and $3,436, or $0.04 and $0.03 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $848 and $916 for the three months ended September 30, 2023 and 2022, respectively; and $2,334 and $3,689 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in 2023 for the comparable three-month periods was primarily attributable to lower spending of $62 on discretionary programs. The decrease in 2023 for the comparable nine-month periods was primarily attributable to lower spending of $413 on the drilling program, $489 for feasibility study work completed in the first quarter of 2022, $126 for work on a smaller scale Mt Todd project in 2022, $284 for other site-related activities, and $43 of decreases in other discretionary spending.

Corporate administration

Corporate administration costs were $666 and $779 during the three months ended September 30, 2023 and 2022, respectively; and $2,712 and $3,056 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in the comparable three-month periods was due to insurance costs being lower by $66 and other recurring administrative expenses being lower by $112, partially offset by an increase in discretionary spending of $53. The decrease in 2023 for the comparable nine-month periods was primarily attributable to insurance costs being lower by $195 and other recurring administrative expenses being lower by $192.

Non-operating income and expenses

Interest income

Interest income was $68 and $37 for the three months ended September 30, 2023 and 2022, respectively; and $207 and $47 for the nine months ended September 30, 2023 and 2022, respectively. The Company benefited from rising market interest rates for short-term government debt securities.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,090 and $5,750 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in operating cash outflows largely resulted from the absence of spending for drilling and feasibility study work in 2023 as well as reduced spending on recurring costs in 2023.

Investing activities

Net cash provided by/(used in) investing activities was ($43) and $2,879 for the nine months ended September 30, 2023 and 2022, respectively. The 2023 investing activities related to road improvements at Mt Todd. The principal source of cash from investing activities during the nine months ended September 30, 2022 was the $2,500 final payment for the Awak Mas royalty cancellation.

Financing activities

During the nine months ended September 30, 2023 and 2022, net cash of $871 and ($306), respectively, was provided by/(used in) financing activities. Cash provided by financing activities during the nine months ended September 30, 2023 was $1,013 of net proceeds under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash used by financing activities during the nine months ended September 30, 2022 was for payments of $357 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards offset by $51 of net proceeds under the ATM Program.

Liquidity and capital resources

The Company considers available cash, cash equivalents and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of September 30, 2023, comprising cash and cash equivalents of $4,848, reflected a net decrease of $3,262 during the nine months ended September 30, 2023.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $4,187 and $7,714 at September 30, 2023 and December 31, 2022, respectively.

The Company initiated cost reduction measures starting in 2022 and continues to evaluate and implement additional cost savings. The Company plans to reduce its 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400. Through September 30, 2023, the Company’s recurring costs are tracking in line with this objective. Similar net recurring costs are anticipated for 2024, reflecting expected increases for inflation and potential offsets for additional cost reductions. Discretionary programs are also being reviewed and are expected to be approximately $300 during the remainder of 2023.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the nine months ended September 30, 2023, the Company realized net proceeds of $1,013 under the ATM Program upon the issuance of 1,710,068 Common Shares. As of September 30, 2023, $8,702 remained available under the ATM Program.

Offers and sales of Common Shares under the ATM Program were and will be made only in the United States in an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended, subject to an effective registration statement under the U.S. Securities Act of 1933, as amended, and no offers or sales of Common Shares under the ATM Agreement will be made in Canada. The Common Shares were and will be distributed at market prices prevailing at the time of sale.

Because the Company does not have recurring cash inflows from operations or investments, we rely on other sources of financing to fund operations. Such funding sources may include sales of non-core assets, equity issuances, royalty or stream agreements, convertible instruments, and debt facilities. Although management estimates the Company has access to sufficient cash flows for the next twelve months, there can be no assurance that the Company will be able to obtain adequate funding, or that such funding will be on terms acceptable to the Company, to meet future operational needs which may result in the delay, reduction, or discontinuation of ongoing programs.

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

Contractual Obligations

We have no material contractual obligations as of September 30, 2023.

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

The non-U.S. GAAP measures associated with cash costs, cash costs per ounce, and initial capital requirements per payable ounce of gold metrics are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent costs and unit-cost measures related to the Project.

We believe that these metrics help investors understand the economics of the Project. We present the non-U.S. GAAP financial measures for our Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed in this report. Other companies may calculate these measures differently.

Cash Costs, Initial Capital Requirements per Payable Ounce of Gold, and Respective Unit Cost Measures

Cash costs, cash costs per ounce, and initial capital requirements per payable ounce of gold, are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports cash costs on a per ounce basis because we believe this metric appropriately reflects the direct mining costs associated with gold production over the life of mine. The Company reports initial capital cost requirements per payable ounce of gold because this metric provides a standard measurement of initial capital efficiency. Similar metrics are widely used in the gold mining industry as comparative benchmarks of performance.

Cash costs consist of Project operating costs, refining costs, and the Jawoyn Association royalty. The sum of these costs is divided by the corresponding payable gold ounces to determine cash cost per ounce.

Other costs excluded from cash costs include depreciation and amortization, income taxes, government royalties, financing charges, costs related to business combinations, asset acquisitions, and asset dispositions.

Initial capital requirements per payable ounce of gold consists of total initial capital requirements divided by the corresponding payable gold ounces.

The following tables demonstrate the calculation of cash costs, cash costs per ounce, and initial capital requirements per ounce metrics for amounts presented in this report.

	Units	Life of Mine (16 years)
Payable gold	koz	6,313
Operating costs	US$ millions	$4,936
Refining cost	US$ millions	$22
Royalties	US$ millions	$202
Cash costs	US$ millions	$5,160
Cash cost per ounce	US$/oz	$817

Initial capital requirements	US$ millions	$892
Initial capital requirements per payable ounce of gold	US$/oz	$141

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

The Company completed an internal 5.2 million tpa internal scoping study during the first quarter of 2023 to evaluate the technical and economic merits of smaller-scale alternatives that contemplate significantly lower initial capital costs while preserving the opportunity for subsequent staged development.

The NT Government released the final report (the “Report”) of the Taskforce in April 2023. The Report outlines a series of recommendations and actions to increase and enhance the competitiveness of the NT as an investment destination and to position the NT to achieve its economic growth targets by 2030. The NT Government has engaged with the mining industry and other stakeholders to obtain feedback on the approach to key recommendations and proposed actions contained in the Report. A consultation process to revise the current NT royalty structure started during the second quarter of 2023.

The Company signed an amendment to its agreement with the NT Government in May 2023 providing for the extension of the term of the NT Agreement to December 31, 2029 including the option for an additional three-year extension.

Vista reduced its recurring costs in 2022 and through the first half of 2023. Spending controls and maximizing effectiveness continue to be high priorities. Vista expects to incur expenditures of approximately $2,100 for its Mt Todd site management and environmental stewardship activities and $300 for discretionary programs in 2023.

All scientific and technical information herein has been reviewed and approved by John Rozelle, Vista’s Senior Vice President, a QP.

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

Operations

●	Our belief that Mt Todd offers strategic optionality through development alternatives ranging from a smaller scale start-up with subsequent staged development to a large-scale project comparable to the most prominent gold mines in Australia;
●	our belief that Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves and other value adding and de-risking activities;
●	our belief that our Mt Todd strategy will maximize shareholder value through further project de-risking, completing value-accretive strategic transactions or, with appropriate market conditions, gold production;
●	our belief in the opportunity to add substantial gold mineral resources beyond defined mineral reserves through further exploration;

●	our belief that the Project has high capital efficiency;
●	our belief that there are indications that market conditions are improving, yet interested parties continue to maintain a cautious approach to new, large-scale development projects;
●	our belief that employing contract mining and construction practices commonly used in Australia could create an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our expectation that using a higher cutoff grade will maintain competitive cash costs;
●	our belief that the scoping study demonstrated the merits of a smaller initial project but limited the mine life to a period similar to the Mt Todd FS;
●	our belief that additional evaluation is needed to incorporate staged development scenarios that maximize resource utilization, mine life and economic returns;
●	our estimates of future operating and financial performance;
●	our plans to reduce our 2023 fixed costs by approximately 7% compared to 2022, which is anticipated to result in annual net recurring costs of approximately $5,400;
●	our expectation that, absent sufficient proceeds from any sales of non-core assets, the Company will seek additional funding from other sources to meet its obligations when due over the next 12 months;
●	our belief that sales of non-core assets and/or raising additional funds from other sources will be necessary to supplement our cash and cash equivalents as of September 30, 2023, and will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our consideration of a range of alternative sources to raise additional capital;
●	our objective to maintain adequate liquidity and seek to preserve, enhance and realize value of our core assets in order to achieve positive returns for our shareholders;
●	our expectation that Vista will incur approximately $2,100 for its Mt Todd site management and environmental stewardship activities and $400 for discretionary programs in 2023;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our expectation that we will continue to be a PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon a number of estimates and assumptions including material estimates and assumptions related to our current business and operating plans, as approved by the Company’s Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and mineral reserve estimates, preliminary economic assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with regulators; current market conditions and project development plans. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “will,” “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;

●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	potential changes in taxation regulations;
●	fluctuation in foreign currency values;
●	our likely status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three and nine months ended September 30, 2023, we had no U.S.

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

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three and nine months ended September 30, 2023 and 2022, (ii) Condensed Consolidated Balance Sheets at September 30,

2023 and December 31, 2022, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: November 7, 2023	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: November 7, 2023	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer