Form 10-K
period 2023-12-31
VISTA GOLD CORP
filed 2024-03-14
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No⌧

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,966,000

The number of shares of the Registrant’s Common Stock outstanding as of March 7, 2023 was 121,534,045.

Documents incorporated by reference:  To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual General and Special Meeting of Shareholders are incorporated herein. See Part III.

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

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is among the largest development stage opportunities in Australia. All major operating and environmental permits necessary to initiate development of the Project are in place. In March 2024, we completed an updated feasibility study for Mt Todd in conjunction with our annual reporting of mineral resources and mineral reserves in this Annual Report on Form 10-K, as required under Item 1300 of Regulation S-K (“S-K 1300”) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Mt Todd benefits from its location in a leading mining jurisdiction and offers opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities. The Project offers strategic optionality through development as a large-scale project or as a smaller scale start-up with subsequent staged expansion.

In view of the scale of investment required to develop Mt Todd, we are evaluating alternatives that offer the potential to provide shareholders with greater financial returns and lower exposure to risk. We continue to work with CIBC Capital Markets (“CIBC”) to identify and advance interest in Mt Todd and are focused on achieving a transaction that maximizes shareholder value. Potential strategic investors continue to show interest in Mt Todd and have provided positive feedback on the technical merits of the Project. However, interested parties continue to maintain a cautious approach to new, large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd. Vista also considers possible corporate opportunities as a means to enhance our liquidity. Our funding strategy is to maintain adequate liquidity while minimizing dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies to enhance its liquidity and deliver shareholder value.

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project (the “Royalty”), subject to adjustments in certain circumstances. As consideration for the Royalty, Wheaton agreed to provide Vista with $20 million to advance Mt Todd and for general corporate purposes, subject to certain conditions set forth in the Royalty Agreement. Wheaton has also been granted a right of first refusal on any royalties, streams or pre-pays pertaining to Mt Todd. Vista received Royalty proceeds of $3 million in December 2023 and $7 million in February 2024. The remaining Royalty proceeds totaling $10 million are expected to be received by the end of the second quarter 2024.

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the March 2024 feasibility study (the “Mt Todd FS”). There are opportunities to add gold mineral resources through further drilling. Exploration at Mt Todd has demonstrated additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

In January 2024, the Company commenced a 6,000-7,000 meter drill program, with the focus to add shallow gold resources at the north end of the Batman deposit. This drilling program is a condition of the Royalty Agreement. The objective of this program is to convert gold resources to gold reserves that can be included in the mine production schedule and project cash flows. If successful, management believes this will add substantial value to Mt Todd by improving cash flow as a result of a more constant production profile, reduced stripping, and increased mine life for all development scenarios. The proposed drilling is expected to have an all-in cost of approximately $2 million and to be completed by year end.

The Company plans to leverage the results of the drilling program and prior technical studies by advancing evaluations of staged development scenarios for Mt Todd. Vista continues to evaluate the technical and economic merits of staged development scenarios with a focus on lower initial capital, strong gold production and cash flow profiles, while preserving the opportunity for subsequent staged development. In 2023, we completed an internal 5.2 million tonnes per annum (“tpa”), nominally 15,000 tpd, scoping study. By using contract mining and power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial project scale. Using a higher ore cutoff grade at the start is also expected to help maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller scale initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate staged development scenarios that improve resource utilization, mine life, and economic returns.

The Company published its inaugural Environmental, Social, and Governance report during the first quarter 2024.

The Company holds the exclusive right to develop Mt Todd through an agreement (the “NT Agreement”) with the Government of the Northern Territory, Australia (the “NT Government”). The NT Agreement was extended during 2023 through December 31, 2029 with the option for an additional three-year extension.

A recent report of the NT Government’s Mineral Development Taskforce recommends simplifying and improving the competitiveness of the NT royalty scheme. The Mineral Development Taskforce estimates that such changes, if enacted in legislation, will have significant positive economic impacts for Mt Todd and other mineral projects in the Northern Territory, and provide incentive for greater mining investment in the territory.

The Mt Todd FS contemplates a plant processing 50,000 tpd and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,500 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3);
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce; and
●	after-tax NPV5% of $1.78 billion and IRR of 27.9% at a price of $2,100 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

The Mt Todd FS included reserve estimates pursuant to S-K 1300 and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with the current market conditions at the time of the study.

In addition to the technical advancements of the Project in 2022 and 2023, Vista has all major operating and environmental permits necessary to initiate development of Mt Todd. We have invested significant resources in water treatment and management, and environmental and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, Australia, creating a strong social license.

Vista was originally incorporated on November 28, 1983 under the name “Granges Exploration Ltd.” It amalgamated with Pecos Resources Ltd. during June 1985 and continued as Granges Exploration Ltd. In June 1989, Granges Exploration Ltd. changed its name to Granges Inc. Granges Inc. amalgamated with Hycroft Resources & Development Corporation during May 1995 and continued as Granges Inc. Effective November 1996, Da Capo Resources Ltd. and Granges, Inc. amalgamated under the name “Vista Gold Corp.” and, effective December 1997, Vista continued from the Province of British Columbia to the Yukon Territory, Canada under the Business Corporations Act (Yukon Territory). On June 11, 2013, Vista continued from the Yukon Territory, Canada to the Province of British Columbia, Canada under the Business Corporations Act (British Columbia). The current addresses and telephone numbers of our offices are:

Executive Office	Registered and Records Office
8310 S Valley Hwy, Suite 300	1200 Waterfront Centre – 200 Burrard Street
Englewood, Colorado, USA 80112	Vancouver, British Columbia, Canada V7X 1T2
Telephone: (720) 981-1185	Telephone: (604) 687-5744

Human Capital Management

As of December 31, 2023, we had 12 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with Vista’s corporate objectives and performance, and are designed to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages, benefits and incentive earnings for both short-term and long-term performance.

The health and safety of our employees, contractors, and the communities in which we operate are high priorities in the way we manage our business. Oversight is provided by the Company’s board of directors (the “Board of Directors”) and the Board’s Health, Safety, Environment and Social Responsibility Committee. Management utilizes the principles set out in our Health & Safety Policy to administer health and safety programs. Employees and others entering our workplaces are provided with and required to use personal protective equipment appropriate for their duties. Each employee and visitor to our workplaces receives relevant orientation and is required to adhere to our established site health and safety protocols. In addition to recurring health and safety considerations, we comply with relevant policies and regulations enacted by government and health agencies in the jurisdictions where we operate. Our compensation programs also include consideration of health and safety performance in determining incentive awards.

It is Vista’s priority to maintain a culture of ethical performance as a core value, as reflected in the Company’s Code of Business Conduct and Ethics and other related policies. Oversight is provided by the Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Employees are required to review the Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply on a periodic basis. Our compensation programs also include consideration of ethical performance in determining incentive awards.

Vista values the diversity and talents of its team, collectively working together in an inclusive environment to achieve corporate goals and personal professional development objectives. We cultivate a culture that is sensitive to the importance of diversity and inclusion in the workplace and are committed to continuous improvement in these areas.

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

Segment Information

We have one reportable segment, consisting of acquisition, exploration and evaluation activities which are focused on Australia. We acquire, explore, evaluate and advance gold exploration and potential development projects, which may lead to gold production or value-adding strategic transactions such as option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets. We reported no mining operating revenues during the years ended December 31, 2023 and 2022. Geographic location of mineral properties and plant and equipment is provided in Note 3 – Mineral Properties and Note 4 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the NT Government. After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities, currently stated by the NT Government at A$73 million. As a result, we would be required to mitigate long-term environmental impacts, including any of those existing prior to 2006, that are not otherwise mitigated during the mine life, by stabilizing, contouring, re-sloping and re-vegetating various portions of the Project after mining and mineral processing operations are completed. Reclamation programs will be conducted in accordance with detailed plans, which will be finalized and reviewed by the appropriate regulatory agencies at the time of the execution of the programs.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, territorial, provincial, and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, mine safety, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, the use and disposal of hazardous substances, and other matters. We have obtained all major authorizations to initiate development of Mt Todd and have other minor licenses, permits or other authorizations currently required to conduct our exploration, site management, and other programs. We believe we comply in all material respects with applicable mining, health, safety and environmental statutes and regulations in all the jurisdictions in which we operate.

Australian Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, development and operation of Mt Todd is expected to have a variety of environmental impacts. We are required under Australian laws and regulations (federal and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NT EPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization required by the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material and sacred sites. We are also subject to statutory requirements under the Mining Management Act, which includes the requirement to receive authorization of an MMP before the start of mining operations. The MMP was approved by the Northern Territory Department of Industry, Tourism and Trade (“DITT”) in June 2021 and is currently in the process of being amended to align with the larger-scale design in the Mt Todd FS. The changes to the pit, tailing storage facilities, and waste rock dump designs have been referred to the NT EPA for its consideration as required under the Environmental Protection Act 2019. The NT EPA referral review has been suspended at our request while we respond to questions raised by the Aboriginal Areas Protection Authority regarding the increased area of the footprint of the new facilities.

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

During 2023, Mt Todd did not have any material non-compliance occurrences with any applicable environmental laws and regulations. See “Item 1. Business – Reclamation”, above.

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

The following table presents the high, low and average London Bullion Market Association PM Fix prices in U.S. dollars per troy ounce of gold over the past five years and during 2024 through March 8, 2024:

Year	High	Low	Average
2019	$1,546	$1,270	$1,393
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,941
2024 (to March 8, 2024)	$2,171	$1,985	$2,023

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

“mineral resource” is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

Operations

●	the results of the Mt Todd FS and its related estimates and projections, including projected free cash flow, future exchange rates and commodity prices;
●	our belief that interested parties continue to maintain a cautious approach to new, large-scale development projects;
●	our belief that certain exploration targets represent the closest and most immediate opportunity for growth with the appropriate investment in additional drilling;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	estimates of mineral reserves and mineral resources;
●	our intention to improve the value of our gold projects;
●	the potential that development projects may lead to gold production or value-adding strategic transactions;
●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our belief that our investment of significant resources in water treatment and management, environmental, and social programs has benefited our relationships with the traditional landowners, local communities, and NT Government, creating a strong social license;
●	our expectation that a community-based project would produce lower operating costs compared to contract mining and that a portion of the skilled workforce should be able to be sourced locally;
●	our expectation that a fresh water storage reservoir would receive a two-meter dam raise and would harvest stormwater expected to exceed process water requirements for year-round operations for a 50,000 tpd operation;
●	our expectation that the remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans;
●	our expectation to follow the 6,000-7,000 meter drilling program with studies of an initially smaller-scale project at Mt Todd, targeting a significantly lower initial capital cost and operating costs close to those estimated in the

Mt Todd FS and the plan that the studies will focus on a strategy of scalable development, allowing for throughput expansion or mine-life extension;
●	our belief that the drill program will add substantial value to Mt Todd by improving cash flow as a result of a more constant production profile, reduced stripping, and increased mine life for all development scenarios;
●	our expectation that proposed drilling could have an all-in cost of approximately $2 million and to be completed by year end;
●	our belief that using contract mining and power generation, and construction practices commonly used in Australia, creates an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our estimates with respect to historical mine production at Mt Todd;
●	our expectation that plus 5/8” high pressure grinding roll (“HPGR”) crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively consistent;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG Mill design;
●	our belief that the Mineral Development Taskforce estimates that changes in the NT royalty scheme, if enacted in legislation, will have significant positive economic impacts for Mt Todd and other mineral projects in the Northern Territory
●	the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading of the area occupied by the heap leach pad only as the material on the existing heap leach pad will be processed through the mill at the end of mine life; and
●	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction.

Business and Industry

●	Our belief that our Working Capital as of December 31, 2023, the $7,000 received in February 2024 under the Royalty Agreement, and remaining proceeds expected from the Royalty, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses;
●	our belief that the ATM Program (as defined below) will provide additional financing flexibility at a low cost;
●	the potential monetization of our non-core assets, including a royalty interest in the U.S. and our used mill equipment which is for sale;
●	planned or potential expenditures, funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation to fund our 2024 activities from existing cash and cash equivalents and anticipated additional proceeds from its grant of the Royalty on Mt Todd, which is expected to provide total proceeds of $20,000;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our belief that the current market value of the common shares in the capital of the Company (the “Common Shares”) does not reflect the fair value of the Company’s assets;
●	our belief that we maintain reasonable amounts of insurance;
●	our expectations related to potential changes in regulations or taxation initiatives;
●	our belief that we are possibly a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;

●	preliminary estimates of the reclamation and other related costs that would be incurred if we were to notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon our current business and operating plans, as approved by the Board of Directors; our cash and other funding requirements and timing and sources thereof; results of preliminary feasibility and feasibility studies, the accuracy of mineral resource and reserve estimates and assumptions on which they are based; the results of economic assessments and exploration activities; current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and preliminary feasibility and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political, economic, and social conditions; expected Australian national, provincial and local government policies, including legal reforms, successful advancement of the Company’s required permitting processes; and ability to successfully raise additional capital. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;

●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims; and
●	environmental lawsuits.

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in regulations of taxation initiatives;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC (as defined below) for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws; and
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector.

Industry Risks

●	inherent hazards of mining exploration, development and operating activities;
●	a shortage of skilled labor, equipment and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;

●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

Mt Todd is our principal asset. Our ability to arrange financing to develop Mt Todd and our future profitability depend on the economic and technical feasibility of the Project as established through formal feasibility studies, such as the Mt Todd FS. There can be no assurance that the mining, comminution, gold recovery processes, gold production rates, revenue, and capital and operating costs including taxes and royalties will not vary unfavorably from the estimates and assumptions included in the Mt Todd FS, or any future studies.

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

Our property and royalty interest are subject to environmental regulations. Environmental legislation is becoming more restrictive, with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental laws and regulations will not adversely affect our interests. Currently, our property and royalty interests are subject to environmental laws and regulations in Australia and the U.S.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price is volatile and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

●	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
●	speculative short or long positions on futures markets;
●	the relative strength of the U.S. dollar;
●	current, or expectations of future, rates of inflation or interest rates;
●	changes to economic conditions in the United States, China, India and other industrialized or developing countries;
●	geopolitical conflicts;
●	changes in jewelry, investment or industrial demand;
●	changes in supply from production, disinvestment, and scrap; and
●	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

●	negatively impact our ability to raise capital on favorable terms, or at all;
●	negatively affect our ability to find a partner, investor or lender for the development of Mt Todd;
●	jeopardize the development of Mt Todd;
●	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
●	reduce the potential for future revenues from gold projects in which we have an interest;
●	reduce funds available to operate our business; and
●	reduce the market value of the Common Shares and our assets.

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

We maintain insurance policies that mitigate certain risks related to our assets and business activities. This insurance is maintained in amounts that we believe to be reasonable based on the circumstances surrounding each identified risk. However, we may elect to limit or not maintain insurance for certain risks because of the high premiums associated with insuring those risks in relation to potential perils or for various other reasons. In other cases, insurance may not be available for certain risks. We do not insure against political risk. The occurrence of events for which we are not insured adequately, or at all, could result in significant losses that could materially adversely affect our financial condition and our ability to fund our business.

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

The Company is possibly a “passive foreign investment company,” which would likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our Common Shares should be aware that the Company believes it is possible the Company may be classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2023, and based on current business plans and financial projections, management believes there is a possibility that the Company could be classified as a PFIC during the current taxable year. If the Company is classified as a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax

Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

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

As a result of public concern about the real or perceived detrimental effects of economic globalization, global climate impacts, and other adverse environmental effects resulting from the operation of extractive industries, businesses in general and the mining industry in particular face increasing public scrutiny of their activities. These businesses are under pressure to demonstrate that as they seek to generate satisfactory returns on investment to shareholders, other stakeholders including employees, governments, Aboriginal peoples, communities surrounding operations, adjacent regions, and the countries in which they operate, such constituencies benefit and will continue to benefit from their commercial activities. The potential consequences of these pressures include reputational damage, delays, suspension of activities, legal claims, increased costs, increased social investment obligations, difficulty in acquiring permits, and increased taxes and royalties payable to governments and communities.

Mining exploration, development and operating activities are inherently hazardous.

Mineral exploration and development involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Projects and operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development, and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, or, we could elect not to be insured against such liabilities due to high premium costs or other reasons, or our insurance for a particular event or circumstance might be insufficient, in which event we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

Pending or future legislation and regulations or other standards intended to address climate change could result in increased operating costs.

Gold production is energy intensive, resulting in a significant carbon footprint. A number of governments, governmental bodies, the World Bank and/or other entities maintain, have introduced, or are contemplating laws, regulations and standards in response to potential impacts of climate change. This type of legislation and possible future legislation and increased regulation regarding climate change could impose significant costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations.

Pending or future initiatives involving taxation could result in increased taxes and operating costs.

There is growing attention from the media and the public to perceived international tax avoidance techniques which could result in escalating rates of poverty, inequality and unemployment in host countries. Initiatives like the Base Erosion and Profit Shifting project led by the Organization for Economic Cooperation and Development and specific country legislative measures, including Australia, aim to reform the system of international taxation to minimize international tax avoidance techniques. This initiative and possible future initiatives could result in increased tax expenses and related compliance costs for Mt Todd or other future mining operations.

Securities Risks

Our share price may be volatile and your investment in our Common Shares could suffer a decline in value.

Broad market and industry factors may adversely affect the price of our Common Shares, regardless of our actual performance. Factors that could cause fluctuation in the price of our Common Shares may include, among other things:

●	changes in financial estimates by us or by any securities analysts who might cover our stock market performance;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the mining industry;
●	speculation about our business in the press or the investment community;
●	conditions or trends in our industry or the economy generally;
●	decreases in the prices of gold;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;
●	inability to find a development partner, investor or lender on acceptable terms for the development of Mt Todd;
●	additions or departures of key personnel;
●	loss of Common Share listing on the Toronto Stock Exchange (the “TSX”) or the NYSE American due to noncompliance with exchange listing standards;
●	issuance of Common Shares by the Company; and

●	sales of our Common Shares, including sales by our directors, officers, or significant stockholders.

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

General Risks

We may experience cybersecurity breaches which may result in information theft, data corruption, operational disruption, disclosure of confidential business information, misdirected wire transfers, reputational harm, or financial loss.

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

We are subject to anti-bribery and anti-corruption laws.

Our operations are governed by, and involve interactions with, many levels of government in several countries. We are required to comply with anti-corruption and anti-bribery laws in the countries in which we conduct our business. In recent years, there has been a general increase in both the frequency of enforcement and the severity of penalties under such laws, resulting in greater scrutiny and punishment of companies convicted of violating anti-corruption and anti-bribery laws. Furthermore, a company may be found liable for violations committed by not only its employees, but also by its contractors and third-party agents. Although we have adopted internal control policies to mitigate such risks, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents and such measures may not always be effective in ensuring that we, our employees, contractors or agents will comply strictly with such laws. If we find ourselves subject to an enforcement action or are found to be in violation of such laws, this could lead to civil and criminal fines and penalties, investigation and litigation, and loss of operating licenses or permits, resulting in a material adverse effect on our reputation and results of operations.

Our business is subject to evolving corporate governance and public disclosure regulations that have increased both our compliance costs and the risk of noncompliance.

We are subject to changing rules and regulations promulgated by numerous governmental and self-regulated organizations, including but not limited to the British Columbia Securities Commission, the SEC, the TSX, the NYSE American, and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by the United States Congress, making compliance increasingly more difficult and uncertain, which could have an adverse effect on our reputation and our stock price.

We are or may become subject to data privacy laws, regulations, litigation and directives relating to our processing of personal information.

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements may provide for a private right of action and imposition of significant fines, pose increasingly complex compliance challenges. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents that relate to data privacy. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices. Each has the potential to materially impact our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Description of Processes for Assessing, Identifying and Managing Cybersecurity Risks

Vista’s system of internal controls includes consideration of cybersecurity risks. The Company uses technology and control procedures designed to mitigate cybersecurity risks, with our management team working to monitor, identify, assess, and respond to potential cybersecurity incidents that may threaten the Company. The system of controls also focuses on security awareness and training for employees and contractors with access to Company facilities or systems. Company management periodically reviews system and organization control reports (SOC 1, Type 2) for key outsourced information systems to ensure that third-party data processing is subject to appropriate controls and security measures. Cybersecurity risks for Vista include the potential for financial loss, loss of data, and business interruption. Vista maintains technology and non-technology-based system controls, a data backup program, and disaster recovery testing to mitigate these risks.

Our cybersecurity controls also follow defense in depth principles, which aim to implement various layered access control, detection, prevention, and response measures. We periodically engage with third parties to assess our vulnerabilities and help us mitigate cybersecurity-related risks.

Management’s Role in Assessing and Managing Cybersecurity Risks

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have primary responsible for cybersecurity risk management and the implementation of processes for identifying, assessing, and managing material risks from cybersecurity threats. Officers of the Company and its Australian subsidiary review, at least quarterly, developments relevant to the Company’s cybersecurity control environment. This group of officers has experience managing public companies and overseeing internal controls associated with cybersecurity. Additional support for IT general controls and specific cybersecurity matters is provided to the Company through third-party IT specialists. Per the Company’s policies, including its Disclosure Policy and Code of Business Conduct and Ethics, cybersecurity incidents are to be immediately reported to the Vista management team for resolution. Information technology general controls, including controls to mitigate cybersecurity risks, are considered by management during their assessment of the Company’s design and effectiveness of internal controls over financial reporting. Findings from these control procedures are considered by management and, as deemed appropriate to reduce cybersecurity risks to an appropriately low level, are implemented. This may include modification of internal control procedures, adoption of technology solutions, and testing of specific elements of the system of controls.

Board of Director’s Oversight of Risks from Cybersecurity

Management, under supervision of the Company’s CEO and CFO, has developed a system of internal controls that identifies risks to the Company, designed controls intended to reduce risks to an appropriately low level, implemented control procedures, and subsequently tested such control procedures. Management presents an enterprise risk management assessment to the Audit Committee on a quarterly basis and provides the Audit Committee with frequent updates of specific financial statement risks. Risks associated with cybersecurity are included in these risk assessments, subjected to testing of key controls, and reflected in management’s reports to the Audit Committee. The full Board of Directors receives periodic briefings on selected risk matters, and is invited to participate in each Audit Committee meeting and, as such, provided with the same information presented to the Audit Committee.

No Previous Material Cybersecurity Threats

We are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

ITEM 2. PROPERTIES.

References to USD or $ refer to United States currency and AUD or A$ refer to Australian currency, all in thousands, unless specified otherwise.

Qualified Persons

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by John W. Rozelle (PG, member AIPG), a technical consultant. Mr. Rozelle is a qualified person as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral resources and mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the technical report summary of the Mt Todd FS (as described below) which is included as an exhibit to this Form 10-K.

Mt Todd Gold Project, Northern Territory, Australia

Summary Disclosure

The Company has one material mining property, the Mt Todd gold project located in the Northern Territory of Australia. We hold Mt Todd through our wholly owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Technical Report Summary

The 2024 feasibility study for Mt Todd is the technical report summary, prepared pursuant to S-K 1300, attached as an exhibit to this Annual Report on Form 10-K and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 (the “Mt Todd FS”).

A companion feasibility study for Canadian purposes, pursuant to NI 43-101, will also be filed in accordance with NI 43-101 disclosure standards on SEDAR+ on or before April 27, 2024. The companion report is referenced herein for informational purposes only and is not incorporated herein by reference.

The technical data and economic conclusions of these reports are materially identical, with differences in the formatting of the reports and details of certain assumptions resulting only from the respective disclosure requirements of S-K 1300 and NI 43-101. The reports were prepared by Maurie Marks, P.Eng.; Rex Clair Bryan, Ph.D., SME RM; Thomas L. Dyer, P.E., SME RM; Amy L. Hudson, Ph.D., CPG, SME RM; April Hussey, P.E.; Chris Johns, M.Sc., P.Eng.; Max Johnson, P.E.; Deepak Malhotra, Ph.D., SME RM; Zvonimir Ponos, BE, MIEAust, CPeng, NER; Vicki J. Scharnhorst, P.E., LEED AP; and Keith Thompson, CPG, member AIPG, each of whom is a qualified person under S-K 1300 and NI 43-101.

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

The 50,000 tpd Project highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,500 for the reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over the 16-year mine life, including average annual production of 479,000 ounces of gold per year during the first seven years of operations following commissioning and ramp-up;
●	life of mine average cash costs of $913 per ounce, including average cash costs of $845 per ounce during the first seven years of operations following commissioning and ramp-up(3);
●	a 16-year operating life;
●	initial capital requirements of $1.03 billion which assume an owner-operated mining fleet, power generated on-site by a third-party, and a locally based employee workforce;
●	after-tax NPV5% of $1.13 billion and IRR of 20.4% at a gold price of $1,800 per ounce and an AUD:USD exchange rate of 0.69; and
●	after-tax NPV5% of $1.78 billion and IRR of 27.9% at a price of $2,100 per ounce of gold and an AUD:USD exchange rate of 0.69 based on the Gold Price and Foreign Exchange Sensitivity Table below.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in this annual report on Form 10-K for additional information.
(3)	Cash costs per ounce is a non-U.S. GAAP financial measure; see Non-U.S. GAAP Financial Measures for additional disclosure.

Key statistics of the 50,000 tpd Project are presented in the table below:

	Years 1-7(1)	Life of Mine (16 years)(2)
Average Plant Feed Grade (g Au/t)(3)	1.01	0.84
Average Annual Gold Production (koz)	479	395
Payable Gold Total (koz)	3,353	6,313
Average Recovery (%)	92.2%	91.6%
Cash Costs ($/oz)(4)	$845	$913
AISC ($/oz)(5)	$961	$1,034
Strip Ratio (waste:ore)	2.77	2.51
Initial Capital ($ billions)		$1.03
After-tax NPV 5% ($ billions)		$1.13
After-tax IRR		20.4%
After-tax Payback (years)		4

Note: Table economics presented using $1,800/oz gold and a A$1.00 :$0.69 exchange.

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

The following chart presents the 50,000 tpd Project annual cash flow using $1,800/oz gold and an A$1.00:$0.69 exchange rate:

Mt Todd Project - After-tax Cash Flow
($ Millions)
$600
$400
$200
$0
-$200
-$400
-$600
-$800
$2,400
$1,600
$800
$0
-$800
-$1,600
-$2,400
-$3,200
(328)
(686)
280
248
382
103
201
323
295
148
35
65
114
169
217
235
247
184
36
(14)
(71)
(20)
(1,014)
2,267
-2
-1
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
After-tax Cash Flow ($ Millions)
Cumulative After-tax Cash Flow ($ Millions)

The following table provides additional details of the 50,000 tpd Project economics at variable gold price and foreign exchange assumptions:

Gold Price and Foreign Exchange Rate Sensitivity Table ($ Billions)
Foreign	Gold Price
Exchange Rate	$1,400		$1,500		$1,600		$1,700		$1,800		$1,900		$2,000		$2,100		$2,200
($/A$)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)
0.66	$0.3	9.8	$0.5	13.0	$0.8	16.1	$1.0	19.1	$1.2	22.0	$1.4	24.6	$1.7	27.2	$1.9	29.6	$2.1	32.1
0.69	$0.2	8.1	$0.4	11.4	$0.7	14.6	$0.9	17.5	$1.1†	20.4†	$1.3	22.9	$1.6	25.5	$1.8	27.9	$2.0	30.3
0.72	$0.1	6.6	$0.3	9.9	$0.6	13.1	$0.8	15.9	$1.0	18.8	$1.3	21.3	$1.5	23.9	$1.7	26.2	$1.9	28.6

† Reflects the assumptions used for the economic analysis in the Mt Todd FS.

Key capital expenditures for the 50,000 tpd Project initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amount)	Initial	Sustaining
	Capital	Capital
Mining	$94	$584
Process Plant	561	33
Project Services	57	86
Project Infrastructure	49	8
Site Establishment & Early Works	27	—
Management, Engineering, EPCM Services	111	—
Preproduction Costs	31	—
Contingency	99	48
Sub-Total	$1,030	$759
Asset Sale and Salvage	—	(43)
Total Capital	$1,030	$716	(1)

Total Capital per Payable Ounce of Gold (2)	$163	$113	(1)

Note: Amounts may not add to total due to rounding. Asset sale and salvage value assumptions include end of life re-sale values for mining and processing equipment; and recycle value for steel and pipe from the process plant and other facilities.

(1)	Net of asset sales.
(2)	Total capital per payable ounce of gold is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

The Mt Todd FS contemplates an owner-operated mining fleet at initial capital of $100 million and sustaining capital of $620 million, inclusive of contingency. The study assumes the equipment will be sold when retired from operations, at an estimated salvage value of $24 million. Fleet operators, along with other employees, are expected to be community based, providing benefits by lower camp-related capital and operating costs. Mining equipment would be maintained through a full maintenance and repair contract with the manufacturer’s authorized dealer. Overall, this approach is expected to produce lower operating costs compared to contract mining.

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

The following table presents a breakdown of 50,000 tpd Project operating costs.

Operating Cost	First 7 Years		Life of Mine Cost
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$9.61	$356	$7.68	$341
Processing	10.17	377	10.21	453
Site General and Administrative	1.11	41	1.05	46
Royalties(1)	1.46	54	1.16	52
Water Treatment	0.27	10	0.30	13
Tailings Management	0.09	3	0.09	4
Refining Costs(1)	0.10	4	0.08	4
Total Cash Costs(2)	$22.80	$845	$20.57	$913

Note: Table may not add to total due to rounding

(1)	Royalties (as defined below) and refining costs calculated at $1,800 per ounce gold and an A$1.00 : $0.69 exchange rate.
(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

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

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp., in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project, subject to adjustments in certain circumstances.

Together, the Jawoyn Royalty and the royalty with Wheaton Precious Metals Corp. comprise the Royalties in the Mt Todd FS.

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

The following table summarizes the production schedule. The shaded portion of the table highlights the impact of ore sorting which reduces the tonnage processed by 10%, increases the processed grade by a similar percentage, and results in cost savings in the grinding, leaching and tailings handling.

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

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2023. There have been no changes in the mineral resource estimates since December 31, 2022 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2023.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2023.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in mineral resource estimates as of December 31, 2023 compared to December 31, 2022 as the same material assumptions and criteria were determined to continue to apply to the mineral resource estimates and there was no conversion of mineral resources into mineral reserves in the fiscal year ending December 31, 2023.

The mine plan in the Mt Todd FS includes both proven and probable mineral reserves and results in estimated total recovered gold of 6.31 million ounces.

The table below presents the estimated mineral reserves for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman deposit mineral reserves are reported using a 0.35 g Au/t cutoff grade and $1,800 per ounce gold price. A US$ 1,500/oz-Au pit shell was used.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad mineral reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2023. There have been no changes in the mineral reserve estimates since December 31, 2022 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2023, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2023.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

There was no change in mineral reserve estimates as of December 31, 2023 compared to December 31, 2022 as the same material assumptions and criteria were determined to continue to apply to the mineral reserve estimates and there was no depletion of mineral reserves in the fiscal year ending December 31, 2023 as Mt. Todd is in the development stage.

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
Third Rotation (Tilt: 0)

Property Holdings

In 2006, through an agreement with Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government, and the Jawoyn Association, we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of Vista and the NT Government with respect to Mt Todd site care and maintenance and potential future development. The latter agreement was extended during 2017 through the end of 2023 and further extended during 2023 through December 31, 2029 with the option for an additional three-year extension.

Total land holdings controlled by Vista Gold Australia are approximately 1,637 Km2. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) and a table with a list of MLs and ELs and the holding requirements are set out below. All of the estimated mineral reserves and resources are located within the boundaries of the MLs and substantially all of the estimated mineral reserves and resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, the portion of the related EL would have to be converted to an ML before mining operations could start.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	96 (due March 4)	N/A	May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	32 (due March 4)	N/A	May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	1.6	188555E, 435665N	September 4, 2017	September 3, 2042	4 (due September 3)	N/A	May 4
Subtotal	55.4				134	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL29882	555.5	Centered at approximately 189100E, 84520000N	September 16, 2013	September 15, 2025	43 (due September 15)	328	May 14
EL29886	594.6	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2025	48 (due September 15)	130	May 14
EL30898	186.7	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2024	14 (due May 2)	13	May 14
EL32004	95.3	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	6 (due November 20)	4	May 14
ELA32005	149.2	Centered at approximately 160180E, 8445150N	Under application	Under application	Under application	Under application	Under application
Subtotal	1,581.3				111	475

Totals A$					245	475
Totals US$ (exchange rate of A$1.00 = $0.681 on December 31, 2023)					167	323

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

Infrastructure

Because Mt Todd was an operating mine, infrastructure exists that reduces initial capital expenditure and significantly reduces capital risk related to infrastructure construction, which has been a major source of capital cost overruns in the mining industry over the last decade. Existing mining infrastructure items include:

●	a tailings storage facility with capacity for approximately 80 million tonnes of additional material;
●	a fresh water storage reservoir that would receive a two-meter dam raise and would harvest stormwater expected to exceed process water requirements for year-round operations for a 50,000 tpd operation;
●	a natural gas pipeline at site that can supply sufficient natural gas to meet the Project’s energy requirements which, coupled with the planned third-party-operated power generating plant, would save considerably on Project operating costs compared to grid-supplied power;
●	a paved road to site; and
●	current electrical connection to the NT electric grid.

In addition, we expect reduced earthworks costs due to the process plant location being the same as the previous process plant, which was cleared and graded at the time of original construction.

Other benefits of Mt Todd’s location in the NT include:

●	the Stuart highway – the main North / South highway in the NT is less than 10 kilometers from the Project site;
●	rail line parallel to the Stuart highway; and
●	the regional center of Katherine (population approximately 12,000) 56 kilometers from site and the NT capital of Darwin approximately 290 kilometers from the Project site, which has port access.

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

Historical preliminary studies (not S-K 1300 or NI 43-101 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (“EPCM”) award to Minproc Engineers Pty. Ltd. in November of that year. The Phase I project was predicated upon a 4 million tonne per year (“Mtpy”) heap leach plant, which came on stream in late 1993. The treatment rate was subsequently expanded to a rate of 6 Mtpy in late 1994.

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

Design throughput was never achieved due to inadequacies in the third and fourth stages of the crushing circuit. A throughput rate of just under 7 Mtpy was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit. Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design gold production. Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above USD$400 in early 1996 to below USD$300 per ounce at the end of 1997. This, combined with underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

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

In March 2006, Vista acquired the concession rights from the Deed Administrators and surface access rights from the Jawoyn Association and entered into a contract with the NT Government.

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

The bagged samples had sample tags placed both inside and on the outside of the sample bags. The individual samples were grouped into “lots” for submission to Northern Australian Laboratories Pty. Ltd. (“NAL”) for sample preparation and analytical testing. All of this work was done under the supervision of a Vista geologist.

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

The following laboratories have been used for sample preparation, analyses, and check assays:

Laboratory	Address	Purpose	Abbreviation	Certifications
ALS | Minerals	31 Denninup Way Malaga, WA 6090	Main assay analyses	ALS	ISO:9001:2008 and ISO 17025 Certified
ALS | Minerals	13 Price St Alice Springs, NT 0870	Sample Preparation	ALS Alice Springs	ISO 9001:2008 and ISO 17025 Certified
Genalysis Laboratory Services (Intertek Group)	15 Davison St Maddington, WA 6109	Check Analyses	Genalysis	Unable to verify
North Australian Laboratories Pty. Ltd.	MLN 792 Eleanor Rd Pine Creek, NT 0847	Alternative assay analyses	NAL	ISO 17025 Certified
NT Environmental Laboratories (Intertek Group)	3407 Export Dr Berrimah, NT 0828	Check Analyses	NTEL	ISO 17025

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

John W. Rozelle (PG, member AIPG), a technical consultant, and a qualified person as defined by S-K 1300 and NI 43-101, has verified the data disclosed in this document, including sampling, analytical and test data underlying the information contained in the disclosure. Mr. Rozelle does not have an ownership, royalty, or other interest in the property. Due to prior employment with the Company that ended on December 31, 2023, Mr. Rozelle owned 430,865 shares of Vista Gold Corp. and 122,418 restricted share units at March 8, 2024.

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

Gold Recoveries

We evaluated gold recoveries using two-stage grinding and a finer product size. This test work has confirmed that the introduction of ore sorting to reduce the leach tonnage by approximately 10% and finer grinding to P80 of 40 µm yields an increase in recovery to 91.6% on a weighted-average basis, net of solution losses.

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

In November 2018, we applied for the MMP approval, which is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life in compliance with the EIS and EPBC requirements. The MMP was approved in June 2021 and is in the process of being amended to align with the larger-scale design in the Mt Todd FS. The changes to the pit, tailings storage facilities, and waste rock dump designs have been referred to the NT EPA as required under the Environmental Protection Act 2019 for its consideration. The NT EPA referral review has been suspended at our request while we respond to questions raised by the Aboriginal Areas Protection Authority regarding the increased area of the footprint of the new facilities.

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

The Jawoyn Association have been consulted with and involved in the planning of the Project. Areas of aboriginal significance have been designated, and the mine plan has avoided development in these restricted works areas.

Water Treatment

We obtained approval of a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with an 80% protection limit environmental standard. We have discharged treated water in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At the end of December 2022, the pit contained approximately 0.7 gigaliters of water due to previous dewatering operations. The present volume of water in the pit (approximately 1.8 gigaliters at the end of 2023) will not present any major issues when resuming operations in the Batman pit.

Project Development Plans

The Company is undertaking a 6,000-7,000 meter drilling program targeting the addition of low-stripping-ratio ounces at the north end of the Batman deposit. The Company expects to follow the drilling with studies of an initially smaller-scale project at Mt Todd, targeting a significantly lower initial capital cost and operating costs close to those estimated in the Mt Todd FS. The studies will focus on a strategy of scalable development, allowing for throughput expansion or mine-life extension.

The strategic process with CIBC Capital Markets is ongoing and remains a top priority.

Vista reduced its recurring costs in 2023, and reducing costs and maximizing effectiveness continue to be high priorities in 2024. Vista expects to incur expenditures of approximately $2,200 for its Mt Todd site maintenance and environmental stewardship activities.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2023, we had no properties in the

United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On March 11, 2024, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.47, there were 121,534,045 Common Shares issued and outstanding, and we had approximately 214 registered shareholders of record. The Company also has 7,408,101 unlisted warrants outstanding that are not actively traded on an exchange.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2023. The Company’s equity compensation plans as of December 31, 2023 were the stock option plan (“Stock Option Plan”), the long-term incentive plan (“LTIP”), and the deferred share unit plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees, and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	3,475,674	0.08	8,633,175
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	3,475,674	0.08	8,633,175

As of December 31, 2023, 1,886,674 restricted share units (“RSUs”) were outstanding under the LTIP, 1,189,000 deferred share units (“DSUs”) were outstanding under the DSU Plan, and 400,000 options were outstanding under the Stock Option Plan to acquire an aggregate of 3,475,674 Common Shares.

See Note 7 to our consolidated financial statements contained in “Part II. Item 8. Financial Statements and Supplementary Data” for additional information relating to our equity compensation plan.

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

Certain United States Federal Income Tax Considerations for U.S. Residents

There may be material tax consequences to U.S. Residents in relation to an acquisition or disposition of Common Shares or other securities of the Company. U.S. Residents should consult their own legal, accounting and tax advisors regarding such tax consequences under United States, state, local or foreign tax law regarding the acquisition or disposition of our Common Shares or other securities, in particular, the tax consequences of the Company possibly being a PFIC within the meaning of Section 1297 of the United States Internal Revenue Code. See the section “Item 1A. – Risk Factors – The Company is possibly a “passive foreign investment company,” which would likely have adverse U.S. federal income tax consequences for U.S. shareholders” above.

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2023, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2023 and 2022, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” in this annual report on Form 10-K.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by John W. Rozelle (PG, member AIPG), a technical consultant. Mr. Rozelle is a qualified person (“QP”) as defined by Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is among the largest development stage opportunities in Australia. All major operating and environmental permits necessary to initiate development of the Project are in place. In March 2024, we completed an updated feasibility study for Mt Todd in conjunction with our annual reporting of mineral resources and mineral reserves in this Annual Report on Form 10-K, as required under S-K 1300.

Mt Todd benefits from its location in a leading mining jurisdiction and offers opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities. The Project offers strategic optionality through development as a large-scale project or as a smaller scale start-up with subsequent staged expansion.

In view of the scale of investment required to develop Mt Todd, we are evaluating alternatives that offer the potential to provide shareholders with greater financial returns and lower exposure to risk. We continue to work with CIBC Capital Markets (“CIBC”) to identify and advance interest in Mt Todd and are focused on a transaction that maximizes shareholder value. Potential strategic investors continue to show interest in Mt Todd and have provided positive feedback on the technical merits of the Project. However, interested parties continue to maintain a cautious approach to new, large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd. Vista also considers possible corporate opportunities as a means to enhance our liquidity. Our funding strategy is to maintain adequate liquidity while minimizing dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies to enhance its liquidity and deliver shareholder value.

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project (the “Royalty”), subject to adjustments in certain circumstances. As consideration for the Royalty, Wheaton agreed to provide Vista with $20 million to advance Mt Todd and for general corporate purposes, subject to certain conditions set forth in the Royalty Agreement. Wheaton has also been granted a right of first refusal on any royalties, streams or pre-pays pertaining to Mt Todd. Vista received Royalty proceeds of $3 million in December 2023 and $7 million in February 2024. The remaining Royalty proceeds totaling $10 million are expected to be received by the end of the second quarter 2024.

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the March 2024 feasibility study (the “Mt Todd FS”). There are opportunities to add gold mineral resources through further drilling. Exploration at Mt Todd has demonstrated additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

In January 2024, the Company commenced a 6,000-7,000 meter drill program, with the focus to add shallow gold resources at the north end of the Batman deposit. This drilling program is a condition of the Royalty Agreement. The objective of this program is to convert gold resources to gold reserves that can be included in the mine production schedule and project cash flows. If successful, management believes this will add substantial value to Mt Todd by improving cash flow as a result of a more constant production profile, reduced stripping, and increased mine life for all development scenarios. The proposed drilling is expected to have an all-in cost of approximately $2 million and to be completed by year end.

The Company plans to leverage the results of the drilling program and prior technical studies by advancing evaluations of staged development scenarios for Mt Todd. Vista continues to evaluate the technical and economic merits of staged development scenarios with a focus on lower initial capital, strong gold production and cash flow profiles, while preserving the opportunity for subsequent staged development. In 2023, we completed an internal 5.2 million tonnes per annum (“tpa”), or 15,000 tpd, scoping study. By using contract mining and power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial project scale. Using a higher ore cutoff grade at the start is also expected to help maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller scale initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate staged development scenarios that improve resource utilization, mine life, and economic returns.

The Company published its inaugural Environmental, Social, and Governance report during the first quarter 2024.

The Company holds the exclusive right to develop Mt Todd through an agreement (the “NT Agreement”) with the Government of the Northern Territory, Australia (the “NT Government”). The NT Agreement was extended during 2023 through December 31, 2029 with the option for an additional three-year extension.

A recent report of the NT Government’s Mineral Development Taskforce recommends simplifying and improving the competitiveness of the NT royalty scheme. The Mineral Development Taskforce estimates that such changes, if enacted through legislation, will have significant positive economic impacts for Mt Todd and other mineral projects in the Northern Territory, and provide incentive for greater mining investment in the territory.

The Mt Todd FS contemplates a plant processing 50,000 tpd and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,500 for the reserve estimate and a cut-off grade of 0.35 g Au/t (1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3);
●	after-tax NPV5% of $1.31 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce and an Fx rate of $0.69 AUD:USD; and
●	after-tax NPV5% of $1.78 billion and IRR of 27.9% at a price of $2,100 per ounce of gold and an Fx rate of $0.69 AUD:USD.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

The Mt Todd FS included reserve estimates pursuant to S-K 1300 under the Exchange Act, and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with the current market conditions at the time of the study.

In addition to the technical advancements of the Project in 2022 and 2023, Vista has all major operating and environmental permits necessary to initiate development of Mt Todd. We have invested significant resources in water treatment and management, and environmental and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, Australia, creating a strong social license.

Mineral Resources and Mineral Reserves Estimates

The following table presents the estimated mineral resources for the Project. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 standards and CIM Definition Standards.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895
Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2023. There have been no changes in the mineral resource estimates since December 31, 2022 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2023.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2023.

●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in mineral resource estimates as of December 31, 2023 compared to December 31, 2022 as the same material assumptions and criteria were determined to continue to apply to the mineral resource estimates and there was no conversion of mineral resources into mineral reserves in the fiscal year ending December 31, 2023.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman deposit mineral reserves are reported using a 0.35 g Au/t cutoff grade and $1,800 per ounce gold price. A US$ 1,500/oz-Au pit shell was used.
●	Deepak Malhotra is the QP responsible for reporting the heap-leach pad mineral reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2023. There have been no changes in the mineral reserve estimates since December 31, 2022 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2023, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2023.

There was no change in mineral reserve estimates as of December 31, 2023 compared to December 31, 2022 as the same material assumptions and criteria were determined to continue to apply to the mineral reserve estimates and there was no depletion of mineral reserves in the fiscal year ending December 31, 2023 as Mt. Todd is in the development stage.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

Results from Operations

Summary

Consolidated net loss for the year ended December 31, 2023 was $6,585, or $0.05 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net loss for the year ended December 31, 2022 was $4,931, or $0.04 per Common Share on both a basic and diluted basis. The principal components of our 2023 net loss and the year-over-year changes are discussed below.

The Company had cash of $6,069, working capital of $5,576, and no debt as of December 31, 2023.

Gain on Disposal of Mineral Property Interests, Net

In January 2022, the Company received $2,500 to cancel the remaining 1% net smelter return royalty at the Awak Mas project in Indonesia. Including recognition of the associated deferred option gain, the Company recognized a gain of $2,883 upon receipt of the payment.

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs, including fixed costs, discretionary programs, and non-cash stock-based compensation, were $3,262 and $4,522 during the years ended December 31, 2023 and 2022, respectively. These costs were predominantly associated with Mt Todd and were comprised of fixed costs and discretionary costs.

For the years ended December 31, 2023 and 2022, our fixed exploration, property evaluation and holding costs totaled $2,850 and $3,095, respectively. These costs included expenditures necessary to preserve our property rights and meet our safety, regulatory and environmental responsibilities. The principal components of the decrease in 2023 included lower personnel costs, partially offset by higher power consumption due to site water pumping.

Expenses incurred for 2023 Mt Todd discretionary programs totaled $412. The discretionary programs included $110 for amendments to the MMP and $110 for costs related to securing a development partner. Expenses incurred for 2022 Mt Todd discretionary programs totaled $1,427. The discretionary programs include $489 for completing the Mt Todd FS and $413 for exploration drilling, plus additional staffing expenses to support drilling and other activities.

Included in the 2023 and 2022 exploration, property evaluation and holding costs were non-cash stock-based compensation of $180 and $262, respectively.

Corporate Administration

Corporate administration costs were $3,462 and $3,767 during the years ended December 31, 2023 and 2022, respectively. The 2023 and 2022 corporate administration costs included non-cash stock-based compensation of $456 and $517, respectively. Costs were generally lower during 2023 due to a decrease in insurance costs of $231 and other recurring administrative expenses being lower by $181. Corporate discretionary costs were higher by $107, largely due to costs related to the Royalty Agreement.

Non-Operating Income and Expenses

Interest Income

Interest income was $263 and $111 during the years ended December 31, 2023 and 2022, respectively. The Company benefited from rising market interest rates for short-term government debt securities.

Other Income

Other Income/(Expense) was ($84) and $409 for the years ended December 31, 2023 and 2022, respectively. Other expense in 2023 was due to legal costs for the Company’s efforts to recover additional value-added tax from the previous sale of a non-core asset. In 2022, the Company reversed a previously accrued amount of $240 for contingent reclamation costs. The Company also received cash of $196 in May 2022 as a partial value-added tax recovery from the previous sale of a non-core asset.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $5,861 and $7,413 for the years ended December 31, 2023 and 2022, respectively. The decrease in operating cash outflows in 2023 largely resulted from lower spending for drilling and completion of the feasibility study in 2022.

Investing Activities

Net cash provided by investing activities of $2,949 for the year ended December 31, 2023 resulted primarily from the $3,000 initial Royalty payment.

Net cash provided by investing activities of $2,879 for the year ended December 31, 2022 resulted primarily from the $2,500 final payment for the Awak Mas royalty cancellation and receipt of $384 upon maturity of short-term investments.

Financing Activities

Net cash of $871 for the year ended December 31, 2023 was provided by financing activities. These activities include receipt of net proceeds of $1,013 under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Net cash of $113 for the year ended December 31, 2022 was used in financing activities by payments of $357 for employee withholding tax obligations in lieu of issuing Common Shares, partially offset by net proceeds of $244 under the ATM Program.

Liquidity and Capital Resources

The Company considers available cash and cash equivalents to be its primary measure of liquidity. These capital resources totaled $6,069 at December 31, 2023 compared to $8,110 at December 31, 2022, representing a net decrease of $2,041 during 2023. Current assets net of current liabilities (“Working Capital”) is a secondary measure of liquidity for the Company. As of December 31, 2023 and 2022, working capital was $5,576 and $7,714, respectively.

During 2023, the Company benefited from cash inflows of $3,000 from its grant of the Royalty on Mt Todd and ATM Program net proceeds of $1,013 as discussed below. These sources of cash were offset by operating cash outflows of $5,861 and other expenditures of $193. Recurring costs for corporate administration and Mt Todd maintenance were most the Company’s operating cash outflows during 2023. As part of its ongoing priority to reduce spending, recurring costs for 2023 were reduced to $5,400. This represents a 9% reduction in recurring costs compared to 2022 and a 23% reduction from the Company’s planned annual expenditures prior to initiating its spending reduction program in early 2022. Other operating cash expenditures during 2023 were approximately $400 for completion of an internal scoping level study and various other non-recurring projects at Mt Todd. Additional details regarding 2023 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities and financing activities.

For 2024, the Company estimates that recurring costs will be approximately $5,800. This represents a slight increase over 2023 and largely results from the effects of general inflation, regulatory costs, and an increase in the size of the Company’s board of directors by one member. Work plans at Mt Todd are expected to increase in 2024 as the Company carries out a 6,000-7,000 meter drilling program in the area immediately north of the Batman pit and undertakes other Mt Todd-related technical programs. Overall, these activities are expected to include spending totaling approximately $3,100.

Management expects to fund its 2024 activities from existing cash and cash equivalents and anticipated additional proceeds from its grant of the Royalty on Mt Todd. The Royalty Agreement is expected to provide total proceeds of $20,000. Of this amount, $3,000 was received in December 2023 and $7,000 was received in February 2024. The final installment of

$10,000 is to be received six months from the date of the first installment providing Vista Gold Australia has commenced a drilling program at Mt Todd and satisfied other customary conditions, representations, and warranties.

In addition to Vista’s existing capital resources and anticipated proceeds from the Royalty, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). During 2023, the Company sold 1,710,068 Common Shares under the ATM Program for net proceeds of $1,013. As of December 31, 2023, $8,702 remained available under the ATM Program.

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

Other potential sources of cash inflows may include other equity issuances not covered by the ATM Program, monetization of Vista’s remaining non-core assets, which include a royalty interest in the U.S. and used mill equipment that is being marketed by a third-party mining equipment dealer.

Considering current economic conditions and the Company’s ongoing initiatives, we believe our Working Capital as of December 31, 2023, the $7,000 received in February 2024 under the Royalty Agreement, and remaining proceeds expected from the Royalty, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this annual report on Form 10-K.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, satisfy the remaining conditions to receive the remaining proceeds from the Royalty Agreement, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or find other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2023
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,657)	$(1,454)	$(1,503)	$(1,971)
Basic income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)
2022
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,495)	$(1,692)	$(1,424)	$(320)
Basic income/(loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.00)

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

The non-U.S. GAAP measures associated with Cash Costs, All-in Sustaining Costs (“AISC”), initial capital requirements and resulting per ounce and per tonne processed metrics are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent costs and unit-cost measures related to the Project.

We believe that these metrics help investors understand the economics of the Project. We present the non-U.S. GAAP financial measures for our Project in the tables below. Actual U.S. GAAP results may vary from the amounts disclosed in this report. Other companies may calculate these measures differently.

Cash Costs, AISC, Initial Capital Requirements per Payable Ounce of Gold and Respective Unit Cost Measures

Cash Costs and AISC, initial capital requirements per payable ounce of gold and respective unit cost measures, are non-U.S. GAAP metrics developed by the World Gold Council to provide transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports Cash Costs and AISC on a per ounce and per tonne processed basis because we believe these metrics more appropriately reflect mining costs over specified periods and the life of mine. The Company reports initial capital cost requirements per payable ounce of gold because this metric provides a standard measurement of initial capital efficiency. Similar metrics are widely used in the gold mining industry as comparative benchmarks of performance.

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

The following tables demonstrate the calculation of Cash Costs, AISC, and the respective unit-cost metrics for amounts presented in this report in respect of Mt Todd.

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	koz	3,353	6,313

Operating Costs	US$ millions	2,641	5,420
Refining Cost	US$ millions	12	23
Royalties	US$ millions	181	324
Cash Costs	US$ millions	2,834	5,767
Cash Cost per ounce	US$/oz	$845	$913

Sustaining Capital	US$ millions	388	759
All-In-Sustaining Costs	US$ millions	3,222	6,526
AISC per ounce	US$/oz	$961	$1,034

Initial capital requirements	US$ millions		$1,030
Initial capital requirements per payable ounce of gold	US$/oz		$163

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	koz	3,353	6,313
Tonnes processed	kt	124,299	280,375

Mining Costs	US$ millions	$ 1,194	$ 2,153
Processing Costs	US$ millions	1,264	2,863
Site General and Administrative Costs	US$ millions	138	293
Water Treatment	US$ millions	34	84
Tailings Management	US$ millions	12	27
Refining Cost	US$ millions	12	23
Royalties	US$ millions	181	324
Cash Costs	US$ millions	$ 2,834	$ 5,767

Per Payable Ounce:
Mining Cost per ounce	$/oz	$356.19	$341.05
Processing Cost per ounce	$/oz	376.89	453.41
Site General and Administrative Costs per ounce	$/oz	41.16	46.44
Water Treatment per ounce	$/oz	10.01	13.33
Tailings Management per ounce	$/oz	3.48	4.20
Refining Cost per ounce	$/oz	3.65	3.68
Royalties per ounce	$/oz	54.00	51.32
Cash Cost per ounce	$/oz	$845.39	$913.43

Per Tonne Processed:
Mining Cost per tonne processed	$/tonne	$9.61	$7.68
Processing Cost per tonne processed	$/tonne	10.17	10.21
Site General and Administrative Costs per tonne processed	$/tonne	1.11	1.05
Water Treatment per tonne processed	$/tonne	0.27	0.30
Tailings Management per tonne processed	$/tonne	0.09	0.09
Refining Cost per tonne processed	$/tonne	0.10	0.08
Royalties per tonne processed	$/tonne	1.46	1.16
Cash Cost per tonne processed	$/tonne	$22.80	$20.57

(1)Years 1-7 start after the 6-month commissioning and ramp up period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management’s Report on Internal Control Over Financial Reporting

The management of Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and the Company’s board of directors (the “Board of Directors”), and effected by management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are also subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2023, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Vista Gold Corp. (the “Company”), as of December 31, 2023, and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Vista Gold Corp. as of December 31, 2023, and the results of its operations and its cash flows for the years ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

/s/ Davidson & Company LLP

Vancouver, Canada

Chartered Professional Accountants

March 14, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vista Gold Corp. (the “Company”) as of December 31, 2022, the related statement of income, comprehensive income, stockholders' equity, and cash flows for year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there are no critical audit matters.

/s/ PLANTE & MORAN, PLLC

We served as the Company’s auditor from 2014 to 2022.

Denver, Colorado

February 23, 2023

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$6,069	$8,110
Other current assets	446	537
Total current assets	6,515	8,647

Non-current assets:
Mineral properties (Note 3)	2,146	2,146
Plant and equipment, net (Note 4)	204	193
Other non-current assets	69	—
Total non-current assets	2,419	2,339
Total assets	$8,934	$10,986

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$190	$169
Accrued liabilities and other (Note 5)	749	764
Total current liabilities	939	933
Non-current liabilities:
Deferred gain on grant of royalty (Note 6)	3,000	—
Other liabilities	44	24
Total non-current liabilities	3,044	24
Total liabilities	3,983	957

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2023 - 121,088,494 and 2022 - 118,480,878 (Note 7)	476,354	474,847
Accumulated deficit	(471,403)	(464,818)
Total shareholders’ equity	4,951	10,029
Total liabilities and shareholders’ equity	$8,934	$10,986

Approved by the Board of Directors

/s/ Tracy A. Stevenson	/s/ John M. Clark
Tracy A. Stevenson	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Years Ended December 31,
	2023	2022
Operating income/(expense):
Gain on disposal of mineral property interests	$—	$2,883
Exploration, property evaluation and holding costs	(3,262)	(4,522)
Corporate administration	(3,462)	(3,767)
Depreciation and amortization	(40)	(45)
Total operating expense, net	(6,764)	(5,451)

Non-operating income:
Interest income	263	111
Other income/(expense)	(84)	409
Total non-operating income	179	520

Loss before income taxes	(6,585)	(4,931)
Net loss	$(6,585)	$(4,931)

Basic:
Weighted average number of shares outstanding	120,471,317	118,005,490
Net loss per share	$(0.05)	$(0.04)

Diluted:
Weighted average number of shares outstanding	120,471,317	118,005,490
Net loss per share	$(0.05)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2022	117,189,232	$474,181	$(459,887)	$14,294
Shares issued, net of offering costs	401,884	244	—	244
Shares issued (RSUs vested, net of shares withheld)	889,762	(357)	—	(357)
Stock-based compensation	—	779	—	779
Net loss	—	—	(4,931)	(4,931)
Balances at December 31, 2022	118,480,878	$474,847	$(464,818)	$10,029

Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld)	412,548	(142)	—	(142)
Shares issued (DSUs vested)	485,000	—	—	—
Stock-based compensation	—	636	—	636
Net loss	—	—	(6,585)	(6,585)
Balances at December 31, 2023	121,088,494	$476,354	$(471,403)	$4,951

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,585)	$(4,931)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	40	45
Stock-based compensation	636	779
Gain on disposal of mineral property interests, net	—	(2,883)
Reduction of provision for environmental liability	—	(240)
Change in working capital account items:
Other current assets	91	274
Accounts payable, accrued liabilities and other	(43)	(457)
Net cash used in operating activities	(5,861)	(7,413)
Cash flows from investing activities:
Maturities of short-term investments, net	—	384
Additions to plant and equipment	(51)	(5)
Proceeds from grant of royalty interest	3,000	—
Proceeds from disposition of royalty interest, net	—	2,500
Net cash provided by investing activities	2,949	2,879
Cash flows from financing activities:
Proceeds from equity financing, net	1,013	244
Payment of taxes from withheld shares	(142)	(357)
Net cash provided by/(used in) financing activities	871	(113)

Net decrease in cash and cash equivalents	(2,041)	(4,647)
Cash and cash equivalents, beginning of year	8,110	12,757
Cash and cash equivalents, end of year	$6,069	$8,110

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries operate in the gold mining industry. We are focused on acquisition, exploration and advancement of gold exploration and potential development projects, which may lead to gold production or value-adding strategic transactions such as option agreements, leases to third parties, joint venture arrangements with other mining companies, or outright sales of assets for cash and/or other consideration. We look for opportunities to improve the value of our gold projects through exploration drilling and/or technical studies focused on optimizing previous engineering work. We do not currently generate recurring positive cash flows from mining operations.

The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. In March 2024, we completed an updated feasibility study for Mt Todd and are evaluating alternative development strategies, including a staged development approach. In March 2022, we appointed CIBC Capital Markets as our strategic advisor, and we are advancing a strategic process to seek a partner or other form of transaction for Mt Todd.

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

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: gain recognition, asset impairments, the fair value and accounting treatment of financial instruments including warrants; valuation allowances for deferred tax assets; the fair value and accounting treatment of stock-based compensation; and the provision for environmental liabilities. Management based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from amounts estimated in these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2023 and 2022, net foreign currency gains/(losses) were insignificant.

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

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until mineral reserves reported in accordance with Item 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, are established and the Company deems development activities to have commenced. Capitalization of development costs would conclude upon commencement of sustainable production.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are subsequently sold or abandoned, any unamortized costs will be charged to expense in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and profitable commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or start-up of mineral properties will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Proceeds received from option or conveyance agreements for unproved properties are ascribed to recovery of the carrying value of the related project until the carrying value reaches zero. Thereafter, any additional proceeds received are recognized as a contract liability (deferred option gain) until control has transferred to the buyer and substantial obligations of the Company have been met, or the related contract terminates. Gains on disposal and grant of royalty interests are recognized in operating income when the Company has completed its significant obligations.

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

Accounting for Income Taxes

We account for income taxes by recognizing deferred tax assets and liabilities for differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in enacted tax rates are recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to net amounts estimated to be more likely than not of being realized.

The Company evaluates its income tax positions and recognizes a liability for uncertain tax positions that are not more likely than not to be sustained by tax authorities. If the Company were to determine that uncertain tax positions meet the criteria for recognition, an estimated liability and related interest and penalties would be recognized as income tax expense.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts payable, and certain other current assets and liabilities. Due to the short-term nature of these financial instruments, carrying amounts approximate fair value.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASC 280”), that enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. ASC 280 requires a public entity to report for each reportable segment a measure of segment profit or loss that its chief operating decision maker uses to assess segment performance and to make decisions about resource allocations. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-07 are applied retrospectively to all prior periods presented in the financial statements. The Company has only one segment and has not previously reported segment information but may be required to do so under ASU 2023-07. The Company is currently assessing the impact of adopting ASU 2023-07 on the consolidated financial statements and related disclosures.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2023	At December 31, 2022
Mt Todd, Australia	$2,146	$2,146

4. Plant and Equipment

	December 31, 2023			December 31, 2022
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,415	$5,211	$204	$5,364	$5,171	$193
Corporate, United States	303	303	—	333	333	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,718	$5,514	$204	$5,697	$5,504	$193

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at December 31, 2023 and December 31, 2022:

	At December 31, 2023	At December 31, 2022
Accrued accounts payable	$152	$112
Accrued employee compensation and benefits	597	652
	$749	$764

6. Deferred Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a Royalty Agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”) in relation to Mt Todd.

Pursuant to the terms of the Royalty Agreement, Wheaton agreed to provide Vista with $20,000 of cash to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd. The Royalty is at a rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The Royalty rate, the annual increase percentage, and maximum Royalty rate can each be reduced by one-third upon the occurrence of one of the following events: (i) a change of control of Vista Gold Australia occurs prior to April 1, 2028 and Vista Gold Australia provides timely notice and payment to Wheaton of certain amounts; or (ii) payment to Wheaton of the applicable Royalty associated with Vista Gold Australia delivering 3.47 million gold ounces to a third party. The Royalty is payable on production from both the Mt Todd mining and exploration licenses. Wheaton has also been granted a right of first refusal on any royalties, streams or pre-pays pertaining to Mt Todd.

The Royalty Agreement provides for Vista Gold Australia to receive a total of $20,000 in three installments. The first installment of $3,000 was received in December 2023. This amount was recorded as a deferred gain on grant of royalty as of December 31, 2023. The second instalment of $7,000 was received from Wheaton after having received approval from the Australian government Foreign Investment Review Board, registration of a secured interest in favor of Wheaton, and satisfaction of other conditions. The secured interest provides for, among other things, a mortgage on the mineral tenements that comprise Mt Todd. The final installment of $10,000 is to be received six months from the date of the first installment provided that Vista Gold Australia has commenced a 6,000-meter drilling program at Mt Todd and satisfied customary conditions, representations, and warranties.

7. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but was not obligated, to issue and sell Common Shares through Wainwright for aggregate sales proceeds of up to $10,000 (the “ATM Program”). No securities can be offered in Canada under the ATM Agreement. As of December 31, 2023, $8,702 remained available under the ATM Program.

During the year ended December 31, 2023 the Company sold 1,710,068 Common Shares for net proceeds of $1,013 under the ATM Program. During the year ended December 31, 2022 the Company sold 401,884 Common Shares for net proceeds of $244 under the ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Other Share Issuances

During the years ended December 31, 2023 and 2022, we issued 412,548 and 889,762 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”). During the year ended December 31, 2023, we issued 485,000 Common Shares in exchange for deferred share units (“DSUs”) held by directors of the Company who retired in 2023.

Warrants

Warrant activity is summarized in the following table. Intrinsic value is the aggregate value of warrants that were in the money at the end of the period. The warrants were issued as part of a July 2021 public offering and are subject to standard anti-dilution provisions.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2021	7,408,101	$1.25	2.5
As of December 31, 2022	7,408,101	$1.25	1.5
As of December 31, 2023	7,408,101	$1.25	0.5

Stock-Based Compensation

The Company’s stock-based compensation plans include: RSUs currently outstanding under the Company’s long-term equity incentive plan (“LTIP”), DSUs issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”) and stock options (“Stock Options”) issuable under the Company’s stock option plan. Stock-based compensation may be issued to our directors, officers, employees and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any one time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board of Directors”), with vesting provisions as determined by the Board of Directors.

Stock-based compensation expense for the years ended December 31, 2023 and 2022 was:

	Year Ended December 31,
	2023	2022
RSUs	$392	$507
DSUs	244	272
	$636	$779

As of December 31, 2023, unrecognized compensation expense for RSUs was $293, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2021	1,998,339	$0.53
Granted	759,000	0.59
Cancelled/forfeited	(395,569)	0.51
Vested, net of shares withheld	(889,762)	0.49
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - December 31, 2023	1,886,674	$0.46

During the years ended December 31, 2023 and 2022, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period. Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 33% will vest based on fixed future dates, and approximately 67% will vest on share-price criteria. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. During the year ended December 31, 2023, the Board of Directors granted 420,000 DSUs and the Company recognized $244 of DSU expense. During the year ended December 31, 2022, the Board of Directors granted 324,000 DSUs and the Company recognized $272 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2021	930,000	$0.68
Granted	324,000	0.84
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - December 31, 2023	1,189,000	$0.68

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2021	1,367,000	$0.71	1.64	$38
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—

Exercisable - December 31, 2023	400,000	$0.70	0.47	$—

Weighted Average Common Shares

	At December 31,
	2023	2022
Basic Common Shares	120,471,317	118,005,490
Effect of dilutive stock-based awards	—	—
Diluted Common Shares	120,471,317	118,005,490

Unvested RSUs representing 1,886,674 Common Shares, Stock Options to purchase 400,000 Common Shares, warrants to purchase 7,408,101 Common Shares, and vested DSUs representing 1,189,000 unissued Common Shares were outstanding at December 31, 2023 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

8. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). At such time as we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities currently stated by the NT Government at A$73 million.

Under an agreement with the Jawoyn Association Aboriginal Corporation with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR range is 1.125% to 3.0%.

Mt Todd is also subject to the Royalty Agreement with Wheaton; see Note 6.

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

9. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2023 and 2022, all our cash was held in liquid bank deposits and/or government instruments in the United States or Australia.

There were no significant non-cash transactions for the years ended December 31, 2023 and 2022.

10. Income Taxes

The Company’s U.S. and foreign source income/(loss) were:

	Years Ended December 31,
	2023	2022
U.S.	$(154)	$(95)
Canada	(3,097)	(272)
Other foreign, net	(3,334)	(4,564)
	$(6,585)	$(4,931)

During the years ended December 31, 2023 and 2022, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S., Canada, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

Reconciliations between the Company’s combined income taxes at statutory rates and the U.S. effective income tax (benefit)/expense were:

	Years Ended December 31,
	2023	2022
Income taxed at statutory rates	$(1,383)	$(1,035)
Increase (decrease) in taxes from:
State Tax	5	(2)
Stock-based compensation	117	120
Meals and Entertainment	1	1
Imputed interest	60	16
Other adjustments	(7)	(16)
Expiring NOLs	137	504
Inflation adjustment	—	—
Prior year provision to actual adjustments	580	472
Change in U.S. tax rate	—	5
Differentials in foreign tax rates	(484)	(426)
Changes in foreign exchange rates	(77)	1,421
Changes in valuation allowances affecting income tax expense or benefit	1,051	(1,060)
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities were:

	December 31,
	2023	2022
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$7,225	$7,225
Operating loss carryforwards	40,817	39,709

Capital loss carryforwards	14,394	14,394
Capital expenditures	366	374
Stock compensation	54	55
VAT recoverable	176	152
Unrealized foreign exchange gain/loss	7	—
Offering costs	157	229
Accrued vacation	22	29
Other	—	—
Total future tax assets	63,218	62,167
Valuation allowance for future tax assets	(63,218)	(62,167)
	—	—
Deferred income tax liabilities
Other investments	—	—
	—	—

Total Deferred Taxes	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowances of $63,218 and $62,167 at December 31, 2023 and 2022, respectively, related mainly to operating loss carryforwards where utilization is not more likely than not. The Company periodically assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2024	—	—	—	6	6
2025	—	—	97	6	103
2026	1,027	—	995	5	2,027
2027	847	—	—	7	854
2028	5,245	—	—	7	5,252
2029	4,022	—	—	2	4,024
2030	5,032	1,648	—	12	6,692
2031	3,806	3,407	87	—	7,300
2032	6,397	2,323	60	—	8,780
2033	6,185	3,098	56	—	9,339
2034	4,420	—	—	—	4,420
2035	3,729	2	—	—	3,731
2036	2,799	2,655	—	—	5,454
2037	1,916	2,482	—	—	4,398
2038	2,666	—	—	—	2,666
2039	3,338	—	—	—	3,338
2040	2,829	—	—	—	2,829
2041	3,195	—	—	—	3,195
2042	734	—	—	—	734
2043	2,964	—	—	—	2,964
	$61,151	$15,615	$1,295	$45	$78,106

U.S. loss carryforwards for tax years beginning in 2018 through 2022 of $2,372, Canadian capital loss carryforwards of $106,623 and Australian net operating losses of $66,759, which do not expire, are not included in the previous table.

Tax Statute of Limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions, and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2019 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2019. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2018.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward to open years.

11. Geographic and Segment Information

The Company has one reportable operating segment, consisting of advancement and development of Mt Todd, which may lead to gold production or value-adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the years ended December 31, 2023 or 2022. Geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

12. Subsequent Events

On February 27, 2024, the Company received the second instalment of $7,000 from Wheaton under the Royalty Agreement after having received approval from the Australian government Foreign Investment Review Board, registration of a secured interest in favor of Wheaton, and satisfaction of other conditions. The secured interest provides for, among other things, a mortgage on the mineral tenements that comprise Mt Todd.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2023, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2023 pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for the 2024 Annual General and Special Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

Code of Business Conduct and Ethics

We have a code of business conduct and ethics (the “Code of Ethics”) that applies to all employees, officers, and directors of the Company and its affiliated entities. The Code of Ethics is available on our website at www.vistagold.com. We will post any amendments, waivers, and implicit waivers to the Code of Ethics on that website.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm (Plante & Moran, PLLC, Denver, Colorado, PCAOB ID 166).

2.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, Canada, PCAOB ID 731).

3.	Consolidated Balance Sheets – As of December 31, 2023 and 2022.

4.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2023 and 2022.

5.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2023 and 2022.

6.	Consolidated Statements of Cash Flows – Years ended December 31, 2023 and 2022.

7.	Notes to Consolidated Financial Statements.

See “Item 8. Financial Statements and Supplementary Data”.

Financial Statement Schedules

No financial statement schedules are filed as part of this report because such schedules are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto. See “Item 8. Financial Statements and Supplementary Data”.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K dated June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K dated June 12, 2013 and incorporated herein by reference (File No. 1-09025)
4.01	Description of Registrant’s Securities
4.02	Form of Warrant previously filed as Exhibit 4.1 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-09025)
4.03	Form of Underwriter’s Warrant previously filed as Exhibit 4.2 to the Company’s Form 8-K dated July 9, 2021 and incorporated herein by reference (File No. 1-09025)
10.01*	Amended Stock Option Plan of Vista Gold filed as Appendix F to the Company’s Proxy Statement on March 20, 2015 and incorporated herein by reference (File No. 1-09025)
10.02

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-09025)

10.03	At-the-Market Offering Agreement dated November 22, 2017, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 22, 2017 and incorporated herein by reference (File No. 1-09025)
10.04

Amendment No. 1 to At-the-Market Offering Agreement dated June 24, 2020, previously filed as Exhibit 1.2 to the Company’s Form 8-K dated June 25, 2020 and incorporated herein by reference (File No. 1-09025)

10.05**	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2020 and incorporated herein by reference (File No. 1-09025)
10.06	Amended and Restated Underwriting Agreement previously filed as Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
10.07

Amendment No. 2 to the At-the-Market Offering Agreement dated December 10, 2021 previously filed as Exhibit 1.3 to the Company’s Form 8-K dated December 13, 2021 and incorporated herein by reference (File No. 1-09025)

10.08*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 17, 2023 and incorporated herein by reference (File No. 1-09025)
10.09*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 17, 2022 and incorporated herein by reference (File No. 1-09025)
10.10*

Amended and Restated Employment Agreement of Frederick H. Earnest, dated May 26, 2022 previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.11*

Amended and Restated Employment Agreement of Douglas L. Tobler, dated May 26, 2022 previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.12*

Amended and Restated Employment Agreement of John W. Rozelle, dated May 26, 2022 previously filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.13	Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated February 10, 2014

10.14	Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated April 26, 2017
10.15

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference (File No. 1-09025)

10.16

Independent Contractor Services Agreement effective January 1, 2024, by and between John W. Rozelle and Vista Gold Corp. previously filed as Exhibit 10.1 to the Company’s Form 8-K dated January 16, 2024 and incorporated herein by reference (File No. 1-09025)

10.17

Royalty Agreement dated December 13, 2023, between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 15, 2023 and incorporated herein by reference (File No. 1-09025)

10.18

General Security Deed, by and between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 27, 2024 and incorporated herein by reference (File No. 1-09025)

19	Vista Gold Corp. Insider Trading Policy
21	Subsidiaries of the Company
23.1	Consent of Plante & Moran, PLLC, Denver, Independent Registered Public Accounting Firm
23.2	Consent of Davidson & Company LLP, Vancouver, Canada, Chartered Professional Accountants
23.3	Consent of Tetra Tech, Inc.
23.4	Consent of Maurie Marks
23.5	Consent of Rex Clair Bryan
23.6	Consent of Thomas L. Dyer
23.7	Consent of Amy L. Hudson
23.8	Consent of April Hussey
23.9	Consent of Chris Johns
23.10	Consent of Max Johnson
23.11	Consent of Deepak Malhotra
23.12	Consent of Zvonimir Ponos
23.13	Consent of Vicki Scharnhorst
23.14	Consent of Keith Thompson
23.15	Consent of John Rozelle
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1	Technical Report Summary for the Mt Todd Gold Project
97	Vista Gold Corp. Incentive Compensation Recovery Policy
101.INS(1)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	Inline XBRL Taxonomy Extension – Schema
101.CAL(1)	Inline XBRL Taxonomy Extension – Calculations
101.DEF(1)	Inline XBRL Taxonomy Extension – Definitions
101.LAB(1)	Inline XBRL Taxonomy Extension – Labels
101.PRE(1)	Inline XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*	Management Contract or Compensatory Plan
**

Certain portions of the exhibit that are not material and would be competitively harmful if publicly disclosed have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Copies of the unredacted exhibit will be furnished to the Commission upon request.

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2023 and 2022, (ii) Consolidated Balance Sheets at December 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 14, 2024	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 14, 2024	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 14, 2024	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 14, 2024	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 14, 2024
* John M. Clark	Director	March 14, 2024
* Deborah J. Friedman	Director	March 14, 2024

* Tracy A. Stevenson	Director	March 14, 2024
* Michel Sylvestre	Director	March 14, 2024
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.