Form 10-Q
period 2024-03-31
VISTA GOLD CORP
filed 2024-05-02
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 121,754,045 common shares, without par value, outstanding as of April 24, 2024.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2024

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	March 31,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$11,913	$6,069
Other current assets	455	446
Total current assets	12,368	6,515

Non-current assets:
Mineral properties (Note 3)	2,650	2,146
Plant and equipment, net (Note 4)	243	204
Other non-current assets	69	69
Total non-current assets	2,962	2,419
Total assets	$15,330	$8,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$354	$190
Accrued liabilities and other (Note 5)	814	749
Total current liabilities	1,168	939
Non-current liabilities:
Deferred gain on grant of royalty (Note 6)	10,000	3,000
Other liabilities	25	44
Total non-current liabilities	10,025	3,044
Total liabilities	11,193	3,983

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2024 - 121,634,045 and 2023 - 121,088,494 (Note 7)	476,613	476,354
Accumulated deficit	(472,476)	(471,403)
Total shareholders’ equity	4,137	4,951
Total liabilities and shareholders’ equity	$15,330	$8,934

Approved by the Board of Directors

/s/ Tracy A. Stevenson Tracy A. Stevenson Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Operating income/(expense):
Exploration, property evaluation and holding costs	$(765)	$(804)
Corporate administration	(1,243)	(1,168)
Depreciation and amortization	(12)	(10)
Gain on sale of plant and equipment, net (Note 4)	802	—
Total operating income/(expense), net	(1,218)	(1,982)

Non-operating income:
Interest income	103	69
Other income/(expense)	42	(58)
Total non-operating income	145	11

Loss before income taxes	(1,073)	(1,971)
Net loss	$(1,073)	$(1,971)

Basic:
Weighted average number of shares outstanding	121,217,992	119,041,318
Net loss per share	$(0.01)	$(0.02)

Diluted:
Weighted average number of shares outstanding	121,217,992	119,041,318
Net loss per share	$(0.01)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs	834,146	453	—	453
Shares issued (RSUs vested, net of shares withheld)	412,548	(142)	—	(142)
Stock-based compensation	—	179	—	179
Net loss	—	—	(1,971)	(1,971)
Balances at March 31, 2023	119,727,572	$475,337	$(466,789)	$8,548

Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	100,000	53	—	53
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Stock-based compensation	—	291	—	291
Net loss	—	—	(1,073)	(1,073)
Balances at March 31, 2024	121,634,045	$476,613	$(472,476)	$4,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,073)	$(1,971)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	12	10
Stock-based compensation	291	179
Gain on sale of plant and equipment	(900)	—
Change in working capital account items:
Other current assets	44	91
Accounts payable, accrued liabilities and other	210	(85)
Net cash used in operating activities	(1,416)	(1,776)
Cash flows from investing activities:
Proceeds from grant of royalty interest	7,000	—
Proceeds from sale of plant and equipment	900	—
Additions to plant and equipment	(51)	—
Capitalized mineral property development costs	(504)	—
Net cash provided by investing activities	7,345	—
Cash flows from financing activities:
Proceeds from equity financing, net	—	453
Payment of taxes from withheld shares	(85)	(142)
Net cash provided by/(used in) financing activities	(85)	311

Net increase/(decrease) in cash and cash equivalents	5,844	(1,465)
Cash and cash equivalents, beginning of period	6,069	8,110
Cash and cash equivalents, end of period	$11,913	$6,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except share-related amounts)

1. Overview of Operations and Basis of Presentation

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate in the gold mining industry. The Company’s flagship asset is its 100% owned Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit, and de-risk the Project.

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2023 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (the “2023 Financial Statements”). The balance sheet as of December 31, 2023 as presented herein was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

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

2. Significant Accounting Policies

Significant accounting policies are included in the 2023 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2024	At December 31, 2023
Mt Todd, Australia	$2,650	$2,146

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

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other drilling and related costs are expensed as incurred. Capitalized mineral property development drilling costs totaled $504 in the three months ended March 31, 2024. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	March 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,466	$5,223	$243	$5,415	$5,211	$204
Corporate, United States	303	303	—	303	303	—
Used mill equipment, Canada	—	—	—	—	—	—
	$5,769	$5,526	$243	$5,718	$5,514	$204

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross  proceeds totaled $900 and were offset by selling expense of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at March 31, 2024 and December 31, 2023:

	At March 31, 2024	At December 31, 2023
Accrued accounts payable	$310	$152
Accrued employee compensation and benefits	504	597
	$814	$749

6. Deferred Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a Royalty Agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”) in relation to Mt Todd.

Pursuant to the terms of the Royalty Agreement, Wheaton agreed to provide Vista with $20,000 cash to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd, in exchange for payments of a portion of the gross revenue from Mt Todd (the “Royalty”). The Royalty is at a rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The Royalty rate, the annual increase percentage, and maximum Royalty rate can each be reduced by one-third upon the occurrence of one of the following events: (i) a change of control of Vista Gold Australia occurs prior to April 1, 2028 and Vista Gold Australia provides timely notice and payment to Wheaton of certain amounts; or (ii) payment to Wheaton of the applicable Royalty associated with Vista Gold Australia delivering 3.47 million gold ounces to a third party. The Royalty is payable on production from both the Mt Todd mining and exploration licenses. Wheaton has also been granted a right of first refusal on future royalties, streams or pre-pays pertaining to Mt Todd.

The Royalty Agreement provides for Vista Gold Australia to receive a total of $20,000 in three installments. The first installment of $3,000 was received in December 2023. The second instalment of $7,000 was received from Wheaton in February 2024 after having received approval from the Australian government Foreign Investment Review Board, registration of a secured interest in favor of Wheaton, and satisfaction of other conditions. These two amounts were recorded as a deferred gain on grant of royalty as of March 31, 2024. The final installment of $10,000 is to be received six months from the date of the first installment provided that Vista Gold Australia has commenced a 6,000-meter drilling program at Mt Todd and satisfied customary conditions, representations, and warranties.

A security interest was granted by Vista Gold Australia to Wheaton. The security includes, among other things, a mortgage over the Mt Todd tenements and a collateralized interest in the assets, rights and interests of Vista Gold Australia.

7. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to sell and issue common shares in the capital of the Company (each a “Common Share”) through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”).

During the three months ended March 31, 2024, the Company sold 100,000 Common Shares for net proceeds of $53, which was settled in April 2024, under the ATM Program. During the three months ended March 31, 2023, the Company realized net proceeds of $453 under the ATM Program. As of March 31, 2024, $8,647 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2022	7,408,101	$1.25	1.5
As of December 31, 2023	7,408,101	$1.25	0.5
As of March 31, 2024	7,408,101	$1.25	0.3

Stock-Based Compensation

The Company’s stock-based compensation plans include: restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan, deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”), and stock options (“Stock Options”) issuable under the Company’s stock option plan. Stock-based compensation may be issued to our directors, officers, employees, and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended March 31,
	2024	2023
RSUs	$83	$76
DSUs	208	103
	$291	$179

As of March 31, 2024, unrecognized compensation expense for RSUs was $549, which is expected to be recognized over a weighted average period of 1.6 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,630,000	0.24
Cancelled/forfeited	(403,782)	0.50
Vested, net of shares withheld	(445,551)	0.59
Unvested - March 31, 2024	2,667,341	$0.30

During the three months ended March 31, 2024 and 2023, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $85 and $142, respectively, which resulted from the vesting of RSUs during these periods. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the three months ended March 31, 2024, the Board granted 612,000 DSUs and the Company recognized $208 in DSU expense. During the three months ended March 31, 2023, the Board granted 197,000 DSUs and the Company recognized $103 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	612,000	0.34
Outstanding - March 31, 2024	1,801,000	$0.57

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Outstanding - March 31, 2024	400,000	$0.70	0.25	$3

Exercisable - March 31, 2024	400,000	$0.70	0.25	$3

8. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). Vista may, but is not obligated to, give notice to the NT Government that it wishes to commence mining activities at Mt Todd. As a result of any such notice by the Company, the NT Government will transfer a) certain assets to the Company upon terms and conditions to be agreed or determined by an independent valuer and b) the rehabilitation, management and operational activities being carried out by the Territory. The historical rehabilitation liabilities to be transferred to Vista are currently stated by the NT Government at approximately A$73 million.

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

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others. These laws and regulations are continually changing and are generally becoming more restrictive. Future expenditures that may be required for compliance with these laws and regulations cannot be predicted. If the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision would be recorded. This may include reclamation costs attributable to mining claims previously held by the Company should no other responsible or potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on the environment and believe our operations comply with applicable laws and regulations in all material respects.

9. Geographic and Segment Information

The Company has one reportable operating segment. We seek to advance and develop Mt Todd, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three ended March 31, 2024 and 2023. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is among the largest development stage opportunities in Australia. All major operating and environmental permits necessary to initiate development of Mt Todd are in place.

Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities. The Project offers strategic optionality through development as a large-scale project or a smaller-scale start-up with subsequent staged expansion.

In view of the scale of investment required to develop Mt Todd, we are evaluating alternatives that offer the potential to provide shareholders with greater financial returns and lower exposure to risk. We continue to work with CIBC Capital Markets (“CIBC”) to identify and advance interest in Mt Todd and are focused on achieving a transaction that maximizes shareholder value. Potential strategic investors continue to show interest in Mt Todd and have provided positive feedback on the technical merits of the Project. However, interested parties continue to maintain a cautious approach to large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd. Vista also considers possible corporate opportunities as a means to enhance our liquidity. Our funding strategy is to maintain adequate liquidity while minimizing dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies to enhance its liquidity and deliver shareholder value.

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the March 2024 feasibility study (the “Mt Todd FS”). There is also an opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration. Exploration at Mt Todd has demonstrated additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

In March 2024, we completed an updated feasibility study for Mt Todd in conjunction with our annual reporting of mineral resources and mineral reserves as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as required pursuant to Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The updated feasibility study reflects changes in project economics since the feasibility study filed in February 2022. Material capital and operating cost components have been updated with quotes obtained in the first quarter of 2024. The updated study also reflects the current outlook for the long-term gold price and foreign exchanges rates, and the recently announced royalty. Mt Todd mineral resources and mineral reserves, mine plans, gold recoveries, and gold production schedules remain unchanged.

The Mt Todd FS contemplates a plant processing 50,000 tonnes per day (“tpd”) and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,500 for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3);
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce; and
●	after-tax NPV5% of $2.01 billion and IRR of 30.3% at a price of $2,200 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project (the “Royalty”), subject to adjustments in certain circumstances. As consideration for the Royalty, Wheaton agreed to provide Vista with $20 million to advance Mt Todd and for general corporate purposes, subject to certain conditions set forth in the Royalty Agreement. Wheaton has also been granted a right of first refusal on future royalties, streams or pre-pays pertaining to Mt Todd. Vista received Royalty proceeds of $3 million in December 2023 and $7 million in February 2024. The remaining Royalty proceeds totaling $10 million are to be received six months from the date of the first installment provided that Vista Gold Australia has commenced a 6,000-meter drilling program at Mt Todd and satisfied customary conditions, representations, and warranties.

In January 2024, the Company commenced a 6,000-7,000 meter drill program, with the focus to add shallow gold resources at the north end of the Batman deposit. This drilling program is a condition of the Royalty Agreement. The objective of this program is to convert gold resources to gold reserves that can be included in the mine production schedule and project cash flows. If successful, management believes this will add value to Mt Todd by improving cash flow as a result of a more constant production profile, reduced stripping, and increased mine life for all development scenarios. The proposed drilling is expected to have an all-in cost of approximately $2 million and to be completed by year end.

The Company plans to leverage the results of the drilling program and prior technical studies by advancing evaluations of staged development scenarios for Mt Todd. Vista continues to evaluate the technical and economic merits of staged development scenarios with a focus on lower initial capital, strong gold production and cash flow profiles, while preserving the opportunity for subsequent staged development. In 2023, we completed a 5.2 million tpa, nominally 15,000 tpd, internal scoping study. By using contract mining and power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial project scale. Using a higher ore cutoff grade at the start is also expected to help maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller scale initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate staged development scenarios that improve resource utilization, mine life, and economic returns.

The Company published its inaugural Environmental, Social, and Governance Report (“ESG Report”) during the first quarter of 2024.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated mineral resources and mineral reserves for the Project. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 and Canadian Institute of Mining, Metallurgy and Petroleum definition standards (“CIM Definition Standards”) all as set forth in the Mt Todd FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K/A as filed with the SEC on March 14, 2024.

The Mt Todd FS is the technical report summary, prepared pursuant to S-K 1300, that was filed with the SEC on March 14, 2024 and is entitled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of March 14, 2024. The technical report summary remains current in all material respects.

A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), was filed on SEDAR on April 16, 2024 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of April 16, 2024. The companion report is referenced herein for informational purposes only.

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

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors” in the Company’s Form 10-K as filed with the SEC on March 14, 2024.

Results from Operations

Summary

Cash totaled $11,913 and working capital was $11,200 at March 31, 2024. See “Liquidity and Capital Resources”. The Company had no debt as of March 31, 2024.

Consolidated net loss for the three months ended March 31, 2024 and 2023 was $1,073 and $1,971, or $0.01 and $0.02 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $765 and $804 for the three months ended March 31, 2024 and 2023, respectively. The decrease in 2024 for the comparable three-month period was primarily attributable to capitalization of $90 of costs related to the 2024 drilling program, partially offset by higher discretionary spending of $54 related to the 2024 update of the Mt Todd FS.

Corporate administration

Corporate administration costs were $1,243 and $1,168 during the three months ended March 31, 2024 and 2023, respectively. The increase in the comparable three-month periods was due to higher stock-based compensation expense of $103, and higher discretionary spending of $61, partially offset by lower compensation costs of $94 and lower corporate and compliance costs of $55.

Gain on sale of plant and equipment, net

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross  proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $103 and $69 for the three months ended March 31, 2024 and 2023, respectively. The Company benefited from greater cash on hand and higher market interest rates for short-term government debt securities in the 2024 period.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,416 and $1,776 for the three months ended March 31, 2024 and 2023, respectively. The decrease in operating cash outflows largely resulted from increased payables and capitalization of costs for development drilling.

Investing activities

Net cash provided by investing activities was $7,345 and $nil for the three months ended March 31, 2024 and 2023, respectively. The Company received the second instalment payment of $7,000 under the Royalty Agreement and $900 for the sale of certain used mill equipment in the 2024 period. These inflows were partially offset by capitalized development drilling costs of $504.

Financing activities

During the three months ended March 31, 2024 and 2023, net cash of $(85) and $311, respectively, was provided by/(used in) financing activities. Cash used by financing activities during the three months ended March 31, 2024 was for payments for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the three months ended March 31, 2023 was $453 of net proceeds under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of March 31, 2024, comprising cash and cash equivalents of $11,913, reflected a net increase of $5,844 during the three months ended March 31, 2024.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $11,200 and $5,576 at March 31, 2024 and December 31, 2023, respectively.

During the three months ended March 31, 2024, the Company benefited from cash inflows of $7,000 from its grant of the Royalty on Mt Todd and $900 upon sale of a portion of its used mill equipment. These sources of cash were offset by operating cash outflows of $1,416 and other expenditures of $640. Recurring costs for corporate administration and Mt Todd maintenance were most the Company’s operating cash outflows during the three months ended March 31, 2024. Of the other expenditures, $504 related to Vista’s development drilling program at Mt Todd. Additional details regarding 2024 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the ensuing 12 months following March 31, 2024, the Company estimates recurring costs will be approximately $5,800. Work plans at Mt Todd are expected to increase during the next twelve-month period as the Company continues a 6,000-7,000 meter drilling program in the area immediately north of the Batman pit, undertakes other Mt Todd-related technical programs, and completes several planned maintenance projects. Overall, these activities are projected to include spending totaling approximately $3,800, for the ensuing 12 months following March 31, 2024.

Management expects to fund Vista’s activities during the next twelve months from existing cash and cash equivalents, anticipated additional proceeds from its grant of the Royalty on Mt Todd, and interest income. The Royalty Agreement is expected to provide total proceeds of $20,000. Of this amount, $3,000 was received in December 2023 and $7,000 was received in February 2024. The final installment of $10,000 is to be received six months from the date of the first installment providing Vista Gold Australia has commenced a drilling program at Mt Todd and satisfied other customary conditions, representations, and warranties.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the three months ended March 31, 2024, the Company issued 100,000 Common Shares under the ATM Program for net proceeds of $53, which was settled in April 2024. As of March 31, 2024, $8,647 remained available under the ATM Program.

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

Considering current economic conditions and the Company’s ongoing initiatives, we believe our Working Capital as of March 31, 2024 and remaining proceeds expected from the Royalty, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, satisfy the conditions to receive the remaining proceeds from the Royalty Agreement, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or find other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2024.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC.

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

	Units	Life of Mine (16 years)
Payable gold	koz	6,313
Operating costs	US$ millions	$5,420
Refining cost	US$ millions	$23
Royalties	US$ millions	$324
Cash costs	US$ millions	$5,767
Cash cost per ounce	US$/oz	$913

Initial capital requirements	US$ millions	$1,030
Initial capital requirements per payable ounce of gold	US$/oz	$163

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

The Company commenced a 6,000-7,000 meter drilling program in January 2024, targeting resources at the north end of the Batman deposit with the potential to add lower-stripping ratio reserves. Vista plans to follow this drilling program with technical studies to evaluate an initially smaller-scale, staged development strategy which would result in lower initial capital costs.

The Company announced the results of updated SK-1300 and NI 43-101 feasibility studies in March and April 2024, respectively. The updated feasibility studies reflect changes in project economics since the feasibility study report filed in February 2022. Material capital and operating cost components have been updated with quotes obtained during the first quarter of 2024. The studies reflect the current outlook for the long-term gold price and foreign exchange rates, and the Wheaton Royalty. Mt Todd mineral resources and mineral reserves, mine plans, gold recoveries, and gold production schedules remain unchanged. The technical data and economic conclusions of the NI 43-101 Report are materially identical to the results of the S-K 1300 Report, with differences in the formatting of the reports and details of certain assumptions resulting only from the respective disclosure requirements of NI 43-101 and S-K 1300.

Vista released its inaugural ESG Report in March 2024. The ESG Report provides transparency and outlines progress on the Company’s ESG performance in 2023, and goals and key initiatives for the coming year.

In December 2023, the Company announced the Royalty Agreement whereby Vista granted a 1% gross revenue royalty, subject to adjustment, on future gold production from Mt Todd to Wheaton in exchange for cash payments totaling $20 million. To date, payments totaling $10 million have been received, and the remaining installment of $10 million is to be received six months from the date of the first installment provided that Vista Gold Australia has commenced a 6,000-meter drilling program at Mt Todd and satisfied customary conditions, representations, and warranties.

The Company completed a 5.2 million tpa internal scoping study during the first quarter of 2023 to evaluate the technical and economic merits of smaller-scale alternatives that contemplate significantly lower initial capital costs while preserving the opportunity for subsequent staged development.

Vista expects to incur expenditures of approximately $2,200 for its Mt Todd site management and environmental stewardship activities and $3,800 for discretionary programs for the ensuing 12 months following March 31, 2024, most of which relates to the 2024 drilling program.

All scientific and technical information herein has been reviewed and approved by John Rozelle, a technical consultant, a QP.

Certain U.S. Federal Income Tax Considerations

Vista believes it is possible the Company may be classified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2023, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that Mt Todd offers strategic optionality through development as a large-scale project or a smaller-scale start-up with subsequent staged expansion;
●	our belief that Mt Todd benefits from its location in a leading mining jurisdiction and offers opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities;
●	our belief that there is an opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration;
●	our belief that remaining Royalty proceeds totaling $10 million are to be received six months from the date of the first installment provided that Vista Gold Australia has commenced a 6,000-meter drilling program at Mt Todd and satisfied customary conditions, representations, and warranties;
●	our belief that the Project has high capital efficiency;
●	our belief that interested parties continue to maintain a cautious approach to large-scale development projects;
●	our belief that using contract mining and power generation and construction practices commonly used in Australia could create an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our expectation that using a higher cutoff grade at the start of mine operations will help maintain competitive cash costs;

●	our belief that the scoping study demonstrated the merits of a smaller scale initial project but limited the mine life to a period similar to the mine life shown in the Mt Todd FS;
●	our belief that additional evaluation is needed to incorporate staged development scenarios that should improve resource utilization, mine life, and economic returns;
●	our estimates of future operating and financial performance;
●	our belief our working capital as of March 31, 2024 and remaining proceeds expected from the Royalty, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that recurring costs will be approximately $5,800 in the ensuing twelve months following March 31, 2024;
●	our belief that our plans to follow our drilling program with technical studies to evaluate an initially smaller-scale, staged development strategy would result in lower initial capital costs;
●	Vista will incur approximately $2,200 for its Mt Todd site management and environmental stewardship activities and $3,800 for discretionary programs for the ensuing 12 months following March 31, 2024;

Business and Industry

●	our belief that we are in compliance in all material respects with applicable laws and regulations;
●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;

●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;

●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax initiatives on domestic and international levels;
●	potential changes in taxation regulations;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities and/or other parties that are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC and Canadian securities regulatory authorities in March 2024. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income/(Loss) for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 2, 2024	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 2, 2024	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer