Form 10-Q
period 2024-06-30
VISTA GOLD CORP
filed 2024-07-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 122,289,164 common shares, without par value, outstanding as of July 24, 2024.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2024

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	June 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$20,225	$6,069
Other current assets	334	446
Total current assets	20,559	6,515

Non-current assets:
Mineral properties (Note 3)	83	2,146
Plant and equipment, net (Note 4)	260	204
Other non-current assets	69	69
Total non-current assets	412	2,419
Total assets	$20,971	$8,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$190	$190
Accrued liabilities and other (Note 5)	613	749
Total current liabilities	803	939
Non-current liabilities:
Deferred gain on grant of royalty (Note 6)	—	3,000
Other liabilities	28	44
Total non-current liabilities	28	3,044
Total liabilities	831	3,983

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2024 - 122,289,164 and 2023 - 121,088,494 (Note 7)	476,983	476,354
Accumulated deficit	(456,843)	(471,403)
Total shareholders’ equity	20,140	4,951
Total liabilities and shareholders’ equity	$20,971	$8,934

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating income (expense):
Exploration, property evaluation and holding costs	(645)	(682)	$(1,410)	$(1,486)
Corporate administration	(763)	(878)	(2,006)	(2,046)
Depreciation and amortization	(14)	(10)	(26)	(20)
Gain on grant of royalty interest in mineral titles (Note 6)	16,909	—	16,909	—
Gain on sale of plant and equipment (Note 4)	—	—	802	—
Total operating income (expense), net	15,487	(1,570)	14,269	(3,552)

Non-operating income:
Interest income	163	70	266	139
Other income (expense)	(17)	(3)	25	(61)
Total non-operating income	146	67	291	78

Income (loss) before income taxes	15,633	(1,503)	14,560	(3,474)
Net income (loss)	$15,633	$(1,503)	$14,560	$(3,474)

Basic:
Weighted average number of shares outstanding	121,922,034	120,637,683	121,570,013	119,843,910
Net income (loss) per share	$0.13	$(0.01)	$0.12	$(0.03)

Diluted:
Weighted average number of shares outstanding	125,421,848	120,637,683	124,620,981	119,843,910
Net income (loss) per share	$0.12	$(0.01)	$0.12	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2023	119,727,572	$475,337	$(466,789)	$8,548
Shares issued, net of offering costs	875,922	560	—	560
Shares issued (DSUs vested)	485,000	—	—	—
Stock-based compensation	—	248	—	248
Net loss	—	—	(1,503)	(1,503)
Balances at June 30, 2023	121,088,494	$476,145	$(468,292)	$7,853

Balances at April 1, 2024	121,634,045	$476,613	$(472,476)	$4,137
Shares issued, net of offering costs	360,119	191	—	191
Shares issued (DSUs vested)	295,000	—	—	—
Stock-based compensation	—	179	—	179
Net income	—	—	15,633	15,633
Balances at June 30, 2024	122,289,164	$476,983	$(456,843)	$20,140

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld)	412,548	(142)	—	(142)
Shares issued (DSUs vested)	485,000	—	—	—
Stock-based compensation	—	427	—	427
Net loss	—	—	(3,474)	(3,474)
Balances at June 30, 2023	121,088,494	$476,145	$(468,292)	$7,853

Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	460,119	244	—	244
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (DSUs vested)	295,000	—	—	—
Stock-based compensation	—	470	—	470
Net income	—	—	14,560	14,560
Balances at June 30, 2024	122,289,164	$476,983	$(456,843)	$20,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$14,560	$(3,474)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	26	20
Stock-based compensation	470	427
Gain on grant of royalty interest in mineral titles	(16,909)	—
Proceeds from sale of plant and equipment	(900)	—
Change in working capital account items:
Other current assets	112	195
Accounts payable, accrued liabilities and other	(152)	(163)
Net cash used in operating activities	(2,793)	(2,995)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	17,000	—
Proceeds from sale of plant and equipment	900	—
Additions to plant and equipment	(82)	—
Capitalized mineral property development costs	(1,028)	—
Net cash provided by investing activities	16,790	—
Cash flows from financing activities:
Proceeds from equity financing, net	244	1,013
Payment of taxes from withheld shares	(85)	(142)
Net cash provided by financing activities	159	871

Net increase (decrease) in cash and cash equivalents	14,156	(2,124)
Cash and cash equivalents, beginning of period	6,069	8,110
Cash and cash equivalents, end of period	$20,225	$5,986

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2024	At December 31, 2023
Mt Todd, Australia	$83	$2,146

Vista acquired Mt Todd in March 2006. The purchase price and related transaction costs of $2,146 were capitalized as mineral properties. Since 2006, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities. Prior to 2024, costs associated with these and other related activities were charged to expense as incurred.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other drilling and related costs are expensed as incurred. Capitalized mineral property development drilling costs totaled $524 and $1,028 in the three and six months ended June 30, 2024. The Company derecognized $3,091 of mineral property costs in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	June 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,497	$5,237	$260	$5,415	$5,211	$204
Corporate, United States	303	303	—	303	303	—
	$5,800	$5,540	$260	$5,718	$5,514	$204

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expense of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at June 30, 2024 and December 31, 2023:

	At June 30, 2024	At December 31, 2023
Accrued accounts payable	$150	$152
Accrued employee compensation and benefits	463	597
	$613	$749

6. Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a Royalty Agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”) in relation to Mt Todd.

Pursuant to the terms of the Royalty Agreement, Wheaton agreed to provide Vista with $20,000 cash to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd, in exchange for payments of a portion of the gross revenue from Mt Todd, (the “Royalty”). The Royalty is at a rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The Royalty rate, the annual increase percentage, and maximum Royalty rate can each be reduced by one-third upon the occurrence of one of the following events: (i) a change of control of Vista Gold Australia occurs prior to April 1, 2028 and Vista Gold Australia provides timely notice and payment to Wheaton of certain amounts; or (ii) payment to Wheaton of the applicable Royalty associated with Vista Gold Australia delivering 3.47 million gold ounces to a third party. The Royalty is payable on production from both the Mt Todd mining and exploration licenses. Wheaton has also been granted a right of first refusal on future royalties, streams or pre-pays pertaining to Mt Todd.

The Royalty Agreement provides for Vista Gold Australia to receive a total of $20,000 in three installments, all of which were received by Vista prior to June 30, 2024. Upon receipt of the final instalment in June 2024, the Company recognized a gain on grant of royalty interest in mineral titles of $16,909. The gain comprises previously deferred instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value as of the date the final instalment was received.

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

During the three and six months ended June 30, 2024, the Company realized net proceeds of $191 and $244, respectively, under the ATM Program. During the three and six months ended June 30, 2023, the Company realized net proceeds of $560 and $1,013, respectively, under the ATM Program. As of June 30, 2024, $8,450 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2022	7,408,101	$1.25	1.5
As of December 31, 2023	7,408,101	$1.25	0.5
As of June 30, 2024	7,408,101	$1.25	0.0

All warrants expired on July 12, 2024.

Stock-Based Compensation

The Company’s active stock-based compensation plans include restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan and deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”). The Company's stock option plan remains in place, however no new issuances can be made at this time. Stock-based compensation may be issued to our directors, officers, employees, and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSUs	$94	$107	$177	$183
DSUs	85	141	293	244
	$179	$248	$470	$427

As of June 30, 2024, unrecognized compensation expense for RSUs was $451, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,630,000	0.24
Cancelled/forfeited	(409,450)	0.50
Vested, net of shares withheld	(445,551)	0.59
Unvested - June 30, 2024	2,661,673	$0.29

During the six months ended June 30, 2024 and 2023, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $85 and $142, respectively, which resulted from the vesting of RSUs during these periods. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the six months ended June 30, 2024, the Board granted 767,000 DSUs and the Company recognized $293 in DSU expense. During the six months ended June 30, 2023, the Board granted 420,000 DSUs and the Company recognized $244 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - June 30, 2024	1,661,000	$0.54

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - June 30, 2024	50,000	$0.51	0.75	$—

Exercisable - June 30, 2024	50,000	$0.51	0.75	$—

Weighted Average Common Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Common Shares	121,922,034	120,637,683	121,570,013	119,843,910
Effect of dilutive stock-based awards	3,499,814	—	3,050,968	—
Diluted Common Shares	125,421,848	120,637,683	124,620,981	119,843,910

Stock options to purchase 350,000 Common Shares and warrants to purchase 7,408,101 Common Shares were excluded from the computation of diluted earnings per share for the three months ended June 30, 2024 because their effect would have been antidilutive. Unvested RSUs representing 33,668 Common Shares, stock options to purchase 400,000 Common Shares, and warrants to purchase 7,408,101 Common Shares were excluded from the computation of diluted earnings per share for the six months ended June 30, 2024 because their effect would have been antidilutive.

As the Company was in a net loss position for the three and six months ended June 30, 2023, all potentially dilutive Common Shares were considered antidilutive.

8. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). Vista may, but is not obligated to, give notice to the NT Government that it wishes to commence mining activities at Mt Todd. As a result of any such notice by the Company, the NT Government will transfer a) certain assets to the Company upon terms and conditions to be agreed or determined by an independent valuer and b) the rehabilitation, management and operational activities being carried out by the NT Government. The historical rehabilitation liabilities to be transferred to Vista are currently stated by the NT Government at approximately A$73 million.

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

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others. These laws and regulations are continually changing and are generally becoming more restrictive. Future expenditures that may be required for compliance with these laws and regulations cannot be predicted. If the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision would be recorded. This may include costs associated with actions by the Company and actions attributable to others should no other responsible or potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on stakeholders and the environment.

The Australian Aboriginal Areas Protection Authority (“AAPA”) is investigating potential surface impacts of drilling undertaken by Vista from 2020 through 2022. The Company is cooperating with the AAPA, but the potential outcome of this process is unknown at this time.

A Mexican court has issued a ruling to disallow the tax basis of certain mineral properties that was established in 2012 by the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). This tax basis was subsequently utilized by MGS to offset taxable income in subsequent years. MGS believes it has valid defenses against this ruling and other available tax positions to partially mitigate the impact of the court’s ruling, should it not be reversed upon appeal. The outcome of this matter is unknown at this time, but management estimates the effect of the court ruling creates a potential income tax liability of up to approximately $2,000 plus assessable interest and penalties.

9. Geographic and Segment Information

The Company has one reportable operating segment. We seek to advance and develop Mt Todd, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and six months ended June 30, 2024 and 2023. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia (the “NT”). Mt Todd is among the largest development stage opportunities in Australia. A feasibility study was completed in 2022 and updated in 2024 demonstrating strong economics for development of a 50,000 tonnes per day (“tpd”) operation. All major operating and environmental permits necessary to initiate development of Mt Todd are in place.

Mt Todd benefits from its location in a leading mining jurisdiction and demonstrates multiple opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities. The Project offers strategic optionality through development as a large-scale project or a smaller-scale start-up with subsequent staged expansion.

In view of the substantial investment required to develop Mt Todd, we are evaluating alternatives that offer the potential to provide shareholders with greater financial returns and lower exposure to risk. We are focused on maximizing shareholder value in the current climate of a strong and rising gold price. We continue to work to identify and advance interest in Mt Todd. Potential strategic investors continue to show interest in Mt Todd and have provided positive feedback on the technical merits of the Project. However, interested parties continue to maintain a cautious approach to large-scale development projects and some have expressed interest in alternative development strategies at Mt Todd. In 2023, we completed a favorable internal scoping study for a 15,000 tpd operation, and we continue to evaluate alternatives for the staged development of Mt Todd.

Management continues to prioritize a low overall spending profile and efficient use of resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible corporate opportunities as means to enhance its liquidity and deliver shareholder value.

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the March 2024 feasibility study (the “Mt Todd FS”). There is also an opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration. Exploration at Mt Todd has identified additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

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

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project (the “Royalty”), subject to adjustments in certain circumstances. As consideration for the Royalty, Wheaton agreed to provide Vista with $20 million to advance Mt Todd and for general corporate purposes, subject to certain conditions set forth in the Royalty Agreement. Wheaton has also been granted a right of first refusal on future royalties, streams or pre-pays pertaining to Mt Todd. Vista received Royalty proceeds of $3 million in December 2023, $7 million in February 2024, and the remaining $10 million in June 2024.

In June 2024, the Company announced that the Government of the NT passed legislation to enact the Mineral Royalties Act 2024 (“Royalties Act”) effective July 1, 2024. The Royalties Act replaces the prior net profits royalty regime with an ad valorem royalty regime for new mines. The 3.5% royalty to be applied to gold production from Mt Todd represents a nearly 50% reduction in payable royalties. This results in improved project economics and shareholder returns compared to our 2024 updated Mt Todd FS, which included NT royalties equivalent to nearly a 7% ad valorum rate. Under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine.

In January 2024, the Company commenced a 6,000-7,000 meter drill program, with its focus at the north end of the Batman deposit. This drilling program is required by the Royalty Agreement. The objective of this program is to convert gold resources to gold reserves that can be included in the mine production schedule and project cash flows. The drilling program is expected to have an all-in cost of approximately $2,000 and to be completed by year end.

The Company plans to leverage the results of the drilling program and prior technical studies by advancing evaluations of staged development scenarios for Mt Todd. Vista continues to evaluate the technical and economic merits of staged development scenarios with a focus on lower initial capital, strong gold production and cash flow profiles, while preserving the opportunity for subsequent staged development. In 2023, we completed a 5.2 million tonnes per annum (“tpa”), nominally 15,000 tpd, internal scoping study. By using contract mining and power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this smaller initial project scale. Using a higher ore cutoff grade at the start is also expected to help maintain competitive cash costs. The scoping study demonstrated the economic merits of a smaller scale initial project but restricted the mine life to the 80 million tonne capacity of the existing tailings facility. Additional evaluation is needed to incorporate staged development scenarios that improve resource utilization, mine life, and economic returns.

Maria Vallejo Garcia joined the Company as Director, Projects and Technical Services in June 2024. Ms. Vallejo is a registered Professional Engineer (P. Eng) and Fellow of The Australasian Institute of Mining and Metallurgy (FAusIMM). She is also a Qualified Person (“QP”) as defined by Item 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects.

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

Results from Operations

Summary

Cash totaled $20,225 and working capital was $19,756 at June 30, 2024. See “Liquidity and Capital Resources”. The Company had no debt as of June 30, 2024.

Consolidated net income (loss) for the three months ended June 30, 2024 and 2023 was $15,633 and ($1,503), or $0.13 and ($0.01) per basic share, respectively. Consolidated net income (loss) for the six months ended June 30, 2024 and 2023 was $14,560 and ($3,474), or $0.12 and ($0.03) per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Gain on Grant of Royalty Interest in Mineral Titles

The Company recognized a gain on grant of royalty interest in mineral titles of $16,909 in June 2024. The gain comprises the previously deferred gain on instalment payments totaling $10,000 and the gain on $10,000 received for the final instalment, net of the associated mineral property carrying value of $3,091 as of the date the final instalment was received.

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $645 and $682 for the three months ended June 30, 2024 and 2023, respectively; and $1,410 and $1,486 for the six months ended June 30, 2024 and 2023, respectively. The decrease in 2024 for the comparable three-month periods was primarily attributable to capitalization of $64 of labor costs related to the 2024 drilling program whereas these costs were expensed in 2023, partially offset by higher site costs. The decrease in 2024 for the comparable six-month periods was primarily attributable to capitalization of $154 of labor costs related to the 2024 drilling program whereas these costs were expensed in 2023, partially offset by higher net discretionary spending of $58 mostly related to the 2024 update of the Mt Todd FS.

Corporate administration

Corporate administration costs were $763 and $878 during the three months ended June 30, 2024 and 2023, respectively; and $2,006 and $2,046 for the six months ended June 30, 2024 and 2023, respectively. The decrease in 2024 for the comparable three-month periods was due to personnel costs being lower by $69 and DSU expense being lower by $65. The total expenses in the comparable six-month periods were substantially unchanged.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $163 and $70 for the three months ended June 30, 2024 and 2023, respectively; and $266 and $139 for the six months ended June 30, 2024 and 2023, respectively. The Company benefited from greater cash on hand and higher market interest rates for short-term government debt securities in the 2024 period.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,793 and $2,995 for the six months ended June 30, 2024 and 2023, respectively. The decrease in operating cash outflows largely resulted from net changes in working capital account items and capitalization of direct labor costs associated with the development drilling program.

Investing activities

Net cash provided by investing activities was $16,790 and $nil for the six months ended June 30, 2024 and 2023, respectively. The Company received the second instalment payment of $7,000 and final instalment payment of $10,000 under the Royalty Agreement and $900 for the sale of certain used mill equipment in the 2024 period. These inflows were partially offset by capitalized development drilling costs of $1,028.

Financing activities

During the six months ended June 30, 2024 and 2023, net cash of $159 and $871, respectively, was provided by financing activities. Cash provided by financing activities during the six months ended June 30, 2024 was $244 of net proceeds under the ATM Program (as defined below) offset by payments of $85 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the six months ended June 30, 2023 was $1,013 of net proceeds under the ATM Program offset by payments of $142 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of June 30, 2024, comprising cash and cash equivalents of $20,225, reflected a net increase of $14,156 during the six months ended June 30, 2024.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $19,756 and $5,576 at June 30, 2024 and December 31, 2023, respectively.

During the six months ended June 30, 2024, the Company benefited from cash inflows of $17,000 from its grant of the Royalty on Mt Todd and $900 upon sale of a portion of its used mill equipment. As of June 30, 2024, Vista has received the entire $20,000 as set forth in the Royalty Agreement. Cash received from Wheaton is only for the purposes of advancing Mt Todd and general corporate purposes. These sources of cash were offset by operating cash outflows of $2,793 and other expenditures of $1,195. Recurring costs for corporate administration and Mt Todd maintenance were most of the Company’s operating cash outflows during the six months ended June 30, 2024. Of the other expenditures, $1,028 related to Vista’s development drilling program at Mt Todd. Additional details regarding 2024 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the ensuing 12 months following June 30, 2024, the Company estimates recurring costs will be approximately $5,900. Work plans at Mt Todd are expected to increase during the next twelve-month period as the Company continues a 6,000-7,000-meter drilling program in the area immediately north and northeast of the Batman pit, undertakes other Mt Todd-related technical programs, and completes several planned maintenance projects. Overall, these activities are projected to include spending totaling approximately $3,700, for the ensuing 12 months following June 30, 2024. Management expects to fund Vista’s activities during the next twelve months from existing cash and cash equivalents and interest income.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the six months ended June 30, 2024, the Company issued 460,119 Common Shares under the ATM Program for net proceeds of $244. As of June 30, 2024, $8,450 remained available under the ATM Program.

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

Other potential sources of cash inflows may include other equity issuances not covered by the ATM Program, monetization of Vista’s remaining non-core assets, which include a royalty interest on a property in the U.S., another royalty interest on a property in Canada, and used mill equipment that is being marketed by a third-party mining equipment dealer.

Considering current economic conditions and the Company’s ongoing initiatives, we believe our Working Capital as of June 30, 2024, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or find other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2024.

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

Cash costs consist of Project operating costs, refining costs, and the Jawoyn Association royalty and Wheaton Royalty. The sum of these costs is divided by the corresponding payable gold ounces to determine cash cost per ounce.

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

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

Vista acquired Mt Todd in 2006. Since that time, we have invested over $110 million to systematically explore, evaluate, engineer, permit and de-risk the Project. We continue to de-risk Mt Todd and undertake activities to increase shareholder value in a cost-effective manner. We believe Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid foundation as we seek to maximize shareholder value. We seek to achieve a valuation that reflects Mt Todd’s gold production profile, long operating life, excellent gold recovery, favorable operating costs, and robust economics and minimizes future equity dilution.

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

In December 2023, the Company announced the Royalty Agreement whereby Vista granted a 1% gross revenue royalty, subject to adjustment, on future gold production from Mt Todd to Wheaton in exchange for cash payments totaling $20 million. As of June 30, 2024, the entire $20 million had been received by Vista.

The Company completed a 5.2 million tpa internal scoping study during the first quarter of 2023 to evaluate the technical and economic merits of smaller-scale alternatives that contemplate significantly lower initial capital costs while preserving the opportunity for subsequent staged development. The results of this study formed the basis for pursuing a more extensive assessment of the opportunity to initially develop Mt Todd on a smaller scale basis and consider possible expansion scenarios.

Vista expects to incur expenditures of approximately $2,200 for its Mt Todd site management and environmental stewardship activities and $3,700 for discretionary programs for the ensuing 12 months following June 30, 2024, most of which relates to the 2024 drilling program.

The Australian Aboriginal Areas Protection Authority (“AAPA”) is investigating potential surface impacts of drilling undertaken by Vista from 2020 through 2022. The Company is cooperating with the AAPA.

All scientific and technical information herein has been reviewed and approved by John Rozelle, a technical consultant, and designated Qualified Person.

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

Operations

●	Our belief that Mt Todd offers strategic optionality through development as a large-scale project or a smaller-scale start-up with subsequent staged expansion;
●	our belief that the feasibility study updated in 2024 demonstrates strong economics for development of a 50,000 tpd operation;
●	our belief that Mt Todd benefits from its location in a leading mining jurisdiction and offers opportunities to add value through growth of mineral reserves, alternative development strategies, and other de-risking activities;
●	our belief that there is an opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration;
●	our belief that the Project has high capital efficiency;
●	our belief that interested parties continue to maintain a cautious approach to large-scale development projects;
●	our belief that using contract mining and power generation and construction practices commonly used in Australia could create an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our expectation that using a higher cutoff grade at the start of mine operations will help maintain competitive cash costs;
●	our belief that the scoping study demonstrated the merits of a smaller scale initial project but limited the mine life to a period similar to the mine life shown in the Mt Todd FS;
●	our belief that additional evaluation is needed to incorporate staged development scenarios that should improve resource utilization, mine life, and economic returns;
●	our belief that exploration at Mt Todd has identified additional growth targets immediately outside the Batman deposit;
●	our estimates of future operating and financial performance;
●	our belief that the 3.5% ad valorem royalty regime applied to gold production from Mt Todd represents a nearly 50% reduction in payable royalties and results in improved project economics and shareholder returns when compared to our 2024 updated Mt Todd FS, which included NT royalties equivalent to nearly a 7% ad valorum rate. Our belief that under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine;
●	our belief that the 6,000-7,000 meter Mt Todd drilling program is expected to have an all-in cost of approximately $2,000 and to be completed by year end;
●	our belief our working capital as of June 30, 2024, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;

●	our estimate that the outcome of the Mexico tax matter cannot be reasonably estimated at this time, and our estimate that the effect of the court ruling creates a potential income tax liability of up to approximately $2,000 plus assessable interest and penalties;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that recurring costs will be approximately $5,900 in the ensuing twelve months following June 30, 2024;
●	our belief that our plans to follow our drilling program with technical studies to evaluate an initially smaller-scale, staged development strategy would result in lower initial capital costs;
●	our expectation that Vista will incur approximately $2,200 for its Mt Todd site management and environmental stewardship activities and $3,700 for discretionary programs for the ensuing 12 months following June 30, 2024;
●	our belief that Mt Todd’s attributes and advanced stage of technical evaluation and permitting provide a solid foundation as we seek to maximize shareholder value;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;

●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;

●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and six months ended June 30, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
4.01	Form of Warrants previously filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
4.02	Form of Underwriters Warrants previously filed as Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on July 12, 2021 and incorporated by reference herein (File No. 1-09025)
23.1*	Consent of John Rozelle
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 29, 2024	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 29, 2024	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer