Form 10-Q
period 2024-09-30
VISTA GOLD CORP
filed 2024-10-23
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 123,147,609 common shares, without par value, outstanding as of October 21, 2024.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2024

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	September 30,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$18,954	$6,069
Other current assets	208	446
Total current assets	19,162	6,515

Non-current assets:
Mineral properties (Note 3)	558	2,146
Plant and equipment, net (Note 4)	313	204
Other non-current assets	69	69
Total non-current assets	940	2,419
Total assets	$20,102	$8,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$162	$190
Accrued liabilities and other (Note 5)	917	749
Total current liabilities	1,079	939
Non-current liabilities:
Deferred gain on grant of royalty (Note 6)	—	3,000
Other liabilities	21	44
Total non-current liabilities	21	3,044
Total liabilities	1,100	3,983

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2024 - 122,847,609 and 2023 - 121,088,494 (Note 7)	477,483	476,354
Accumulated deficit	(458,481)	(471,403)
Total shareholders’ equity	19,002	4,951
Total liabilities and shareholders’ equity	$20,102	$8,934

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating income (expense):
Exploration, property evaluation and holding costs	$(1,099)	$(848)	$(2,509)	$(2,334)
Corporate administration	(720)	(666)	(2,726)	(2,712)
Depreciation and amortization	(14)	(10)	(40)	(30)
Gain on grant of royalty interest in mineral titles (Note 6)	—	—	16,909	—
Gain on sale of plant and equipment (Note 4)	—	—	802	—
Total operating income (expense), net	(1,833)	(1,524)	12,436	(5,076)

Non-operating income:
Interest income	230	68	496	207
Other income (expense)	(35)	2	(10)	(59)
Total non-operating income	195	70	486	148

Income (loss) before income taxes	(1,638)	(1,454)	12,922	(4,928)
Net income (loss)	$(1,638)	$(1,454)	$12,922	$(4,928)

Basic:
Weighted average number of shares outstanding	122,341,829	121,088,494	121,829,163	120,263,330
Net income (loss) per share	$(0.01)	$(0.01)	$0.11	$(0.04)

Diluted:
Weighted average number of shares outstanding	122,341,829	121,088,494	125,074,391	120,263,330
Net income (loss) per share	$(0.01)	$(0.01)	$0.10	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2023	121,088,494	$476,145	$(468,292)	$7,853
Stock-based compensation	—	101	—	101
Net loss	—	—	(1,454)	(1,454)
Balances at September 30, 2023	121,088,494	$476,246	$(469,746)	$6,500

Balances at July 1, 2024	122,289,164	$476,983	$(456,843)	$20,140
Shares issued, net of offering costs	558,445	395	—	395
Shares issued (DSUs vested)	—	—	—	—
Stock-based compensation	—	105	—	105
Net income	—	—	(1,638)	(1,638)
Balances at September 30, 2024	122,847,609	$477,483	$(458,481)	$19,002

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld)	412,548	(142)	—	(142)
Shares issued (DSUs vested)	485,000	—	—	—
Stock-based compensation	—	528	—	528
Net loss	—	—	(4,928)	(4,928)
Balances at September 30, 2023	121,088,494	$476,246	$(469,746)	$6,500

Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	1,018,564	639	—	639
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (DSUs vested)	295,000	—	—	—
Stock-based compensation	—	575	—	575
Net income	—	—	12,922	12,922
Balances at September 30, 2024	122,847,609	$477,483	$(458,481)	$19,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$12,922	$(4,928)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	40	30
Stock-based compensation	575	528
Gain on grant of royalty interest in mineral titles	(16,909)	—
Gain on sale of plant and equipment	(802)	—
Change in working capital account items:
Other current assets	238	254
Accounts payable, accrued liabilities and other	128	26
Net cash used in operating activities	(3,808)	(4,090)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	17,000	—
Net proceeds from sale of plant and equipment	802	—
Additions to plant and equipment	(160)	(43)
Capitalized mineral property development costs	(1,503)	—
Net cash provided by/(used in) investing activities	16,139	(43)
Cash flows from financing activities:
Proceeds from equity financing, net	639	1,013
Payment of taxes from withheld shares	(85)	(142)
Net cash provided by financing activities	554	871

Net increase (decrease) in cash and cash equivalents	12,885	(3,262)
Cash and cash equivalents, beginning of period	6,069	8,110
Cash and cash equivalents, end of period	$18,954	$4,848

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2024	At December 31, 2023
Mt Todd, Australia	$558	$2,146

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

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other drilling and related costs are expensed as incurred. Capitalized mineral property development drilling costs totaled $475 and $1,503 in the three and nine months ended September 30, 2024. The Company derecognized $3,091 of mineral property costs in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	September 30, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,549	$5,236	$313	$5,415	$5,211	$204
Corporate, United States	303	303	—	303	303	—
	$5,852	$5,539	$313	$5,718	$5,514	$204

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expense of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at September 30, 2024 and December 31, 2023:

	At September 30, 2024	At December 31, 2023
Accrued accounts payable	$315	$152
Accrued employee compensation and benefits	602	597
	$917	$749

6. Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a royalty agreement with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”) in relation to Mt Todd (the “Royalty Agreement”).

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

During the three and nine months ended September 30, 2024, the Company realized net proceeds of $395 and $639, respectively, under the ATM Program. During the three and nine months ended September 30, 2023, the Company realized net proceeds of $nil and $1,013, respectively, under the ATM Program. As of September 30, 2024, $8,042 remained available under the ATM Program.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2022	7,408,101	$1.25	1.5
As of December 31, 2023	7,408,101	$1.25	0.5
Expired	(7,408,101)	$1.25
As of September 30, 2024	—

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

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSUs	$105	$101	$282	$284
DSUs	—	—	293	244
	$105	$101	$575	$528

As of September 30, 2024, unrecognized compensation expense for RSUs was $397, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Cancelled/forfeited	(409,450)	0.50
Vested, net of shares withheld	(445,551)	0.59
Unvested - September 30, 2024	2,767,673	$0.30

During the nine months ended September 30, 2024 and 2023, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $85 and $142, respectively, which resulted from the vesting of RSUs during these periods. Common Shares withheld are considered cancelled/forfeited.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the nine months ended September 30, 2024, the Board granted 767,000 DSUs and the Company recognized $293 in DSU expense. During the nine months ended September 30, 2023, the Board granted 420,000 DSUs and the Company recognized $244 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - September 30, 2024	1,661,000	$0.54

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - September 30, 2024	50,000	$0.51	0.50	$13

Exercisable - September 30, 2024	50,000	$0.51	0.50	$13

Weighted Average Common Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Common Shares	122,341,829	121,088,494	121,829,163	120,263,330
Effect of dilutive stock-based awards	—	—	3,245,228	—
Diluted Common Shares	122,341,829	121,088,494	125,074,391	120,263,330

Unvested RSUs representing 100,668 Common Shares, stock options to purchase 400,000 Common Shares, and warrants to purchase 7,408,101 Common Shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2024 because their effect would have been antidilutive.

As the Company was in a net loss position for the three months ended September 30, 2024, and the three and nine months ended September 30, 2023, all potentially dilutive Common Shares were considered antidilutive.

8. Commitments and Contingencies

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). Vista may, but is not obligated to, give notice to the NT Government that it wishes to commence mining activities at Mt Todd. As a result of any such notice by the Company, the NT Government will transfer to Vista a) certain assets upon terms and conditions to be agreed or determined by an independent valuer and b) the historical rehabilitation liabilities that are presently the responsibility of the NT Government. The historical rehabilitation liabilities to be transferred to Vista are currently stated by the NT Government at approximately A$73 million.

Under agreements with the Jawoyn Association Aboriginal Corporation with respect to Mt Todd, we have agreed to a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, and a 1.0% GPR not tied to gold price or foreign exchange rates. The combined GPR ranges from 1.125% to 3.0%.

Mt Todd is also subject to the Royalty Agreement with Wheaton; see Note 6.

Our exploration and development activities are subject to various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others. These laws and regulations are continually changing and are generally becoming more restrictive. Future expenditures that may be required for compliance with these laws and regulations cannot be predicted at this time. If the Company determines that it is probable that an obligation exists and the amount can be reasonably estimated, a provision would be recorded. This may include costs associated with actions by the Company and actions attributable to others should no other responsible or potentially responsible parties be identified. We conduct our operations in a manner designed to minimize effects on stakeholders and the environment.

The Northern Territory’s Aboriginal Areas Protection Authority (“AAPA”) is investigating potential surface impacts that resulted from drilling undertaken by Vista from 2020 through 2022. The Company is cooperating with the AAPA, but the potential outcome of this process is unknown at this time.

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallows the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit against the SAT in the Tax Court in the State of Mexico in October 2024. MGS believes it has valid assertions against the SAT assessment and other available tax positions to partially mitigate the assessment issued by the SAT. The outcome of this matter is unknown, but management estimates the effect of the SAT assessment creates a potential income tax liability of up to approximately $2,000 plus assessable interest and penalties of up to an additional $1,500.

9. Geographic and Segment Information

The Company has one reportable operating segment. We seek to advance and develop Mt Todd, which may lead to gold production or value adding strategic transactions. These activities are currently focused principally in Australia. We reported no revenues during the three and nine months ended September 30, 2024 and 2023. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development-stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations.

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a shovel-ready development-stage gold deposit located in the Tier-1 jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers significant scale, development optionality, growth opportunities, advanced local infrastructure, community support, and demonstrated economic feasibility.

We are positioning Mt Todd as a leading development opportunity within the gold sector. Our strategy is to advance Mt Todd in ways that efficiently position the project for development while exercising the discipline necessary to best realize value at the right time.

We expect continued strength in the gold price and believe that shovel-ready projects like Mt Todd are especially attractive development opportunities in the current environment of a strong gold market, diminishing major deposit discoveries, and depleting gold reserves.

The Project offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development. A feasibility study for Mt Todd was completed in 2022 with project costs updated in 2024 demonstrating strong economics for development of a 50,000 tonnes per day (“ktpd”), nominally 17.5 million tonnes per annum (“mtpa”), operation.

In view of the substantial investment required to develop Mt Todd as a large-scale project, we completed an internal scoping study in 2023 for an alternative 15 ktpd operation, nominally 5.2 mtpa. A project of this scale could reduce financing, development, and operating risks.

We are finalizing trade-off studies and preliminary evaluations for Mt Todd and anticipate moving forward with a feasibility study targeting throughput in the range of 12-17 ktpd (4-6 mtpa), with 150,000 to 200,000 ounces (150-200 “koz”) of annual gold production, an initial capital cost of less than $400 million, and a mineral reserve grade of approximately 1 gram gold per tonne (“g Au/t”). By using contract mining, third-party power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this project scale. The feasibility study will leverage prior technical studies and the work completed for the 50 ktpd feasibility study, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver substantial economic returns in a range of development scenarios. A decision to commence the feasibility study is expected prior to the end of the year.

The Company undertook a drilling program earlier this year in connection with the technical studies for an alternative scale development plan. This planned 6,000-7,000 meter program is nearing completion and is expected to have a total cost of approximately $2,000. To date, this drilling program has successfully confirmed the extension of the core zone and the mineralized boundaries in the northern section of the Batman deposit and identified multiple high-grade intercepts in the South Cross Lode zone, a narrower mineralized structure adjacent to the Batman deposit that extends up to 400 meters to the northeast. Our geologists are presently working to understand the open pit and underground mining potential of this zone and develop a model for future exploration in this zone along with other known higher-grade targets northeast of the Batman deposit. For additional information on the Company’s recent exploration drilling results, see the Company’s news release dated September 14, 2024 available at www.sec.gov and under our profile at www.sedarplus.ca. This news release is referenced for informational purposes only and is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this or any other report filed with the SEC.

The Company continues to prioritize a low overall spending profile and efficient use of resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible corporate opportunities as means to enhance its liquidity and deliver shareholder value.

Mt Todd 2024 Feasibility Study

The Batman deposit at Mt Todd hosts proven and probable mineral reserves of 6.98 million ounces as reported in the March 2024 feasibility study (the “Mt Todd FS”). There is opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration. Exploration at Mt Todd has identified additional growth targets immediately outside the Batman deposit along a 5.4 kilometer trend within the Company’s mining licenses and other precious and base metals prospects within the broader footprint of the Company’s exploration licenses.

The Mt Todd FS was completed in conjunction with our annual reporting of mineral resources and mineral reserves as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as required pursuant to Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The updated feasibility study reflects changes in project economics since the feasibility study filed in February 2022. Material capital and operating cost components were updated with quotes obtained in the first quarter of 2024. The updated study also reflects the outlook for the long-term gold price and foreign exchanges rates as of the first quarter of 2024, and the Royalty (as defined below). Mt Todd mineral resources and mineral reserves, mine plans, gold recoveries, and gold production schedules remain unchanged.

The Mt Todd FS contemplates a plant processing 50 ktpd and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 Mt at 0.77 g Au/t) using a gold price of $1,500 for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3);
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce; and
●	after-tax NPV5% of $3.1 billion and IRR of 41.2% at a price of $2,600 per ounce of gold.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2024 for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

After completing the Mt Todd FS, the NT enacted the Mineral Royalties Act 2024 (“Royalties Act”) effective July 1, 2024. The Royalties Act replaces the prior net profits royalty regime with an ad valorem royalty regime for new mines. A 3.5% ad valorem royalty rate will be applied under the Royalties Act to gold production from Mt Todd. This represents a nearly

50% reduction in payable NT royalties compared to the Mt Todd FS and is expected to result in improved project economics. Under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated mineral resources and mineral reserves for the Project. The following mineral resources and mineral reserves were prepared in accordance with S-K 1300 as set forth in the Mt Todd FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2024.

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

A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), was prepared in accordance with Canadian Institute of Mining, Metallurgy and Petroleum definition standards (“CIM Definition Standards”) for reporting of mineral resources and mineral reserves and was filed on SEDAR on April 16, 2024 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of April 16, 2024. The companion report is referenced herein for informational purposes only. The mineral resources and mineral reserves for this report are the same as the mineral resources and mineral reserves for the report prepared in accordance with S-K 1300.

The Mt Todd FS is available for review at www.sec.gov and under our profile at www.sedarplus.ca. The Mt Todd FS is not incorporated by reference into this quarterly report on Form 10-Q.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895

Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year US$8,201, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP (as defined below) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.

●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2023. There have been no changes in the mineral resource estimates since December 31, 2022 because upon review, the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2023.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2023.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project – Summary of Gold Mineral Reserves

Based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman pit optimization and design are based on a gold price of US$1,500 per ounce of gold with an elevated cutoff grade of 0.35 g Au/t.
●	Batman deposit Proven and Probable mineral reserves are reported with a Net Smelter Return (NSR) royalty based on a gold price of $1,800 per ounce of gold. Deepak Malhotra is the QP responsible for reporting the heap-leach pad mineral reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2023. There have been no changes in the mineral reserve estimates since December 31, 2022 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2023, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2023.

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

Results from Operations

Summary

Cash totaled $18,954 and working capital was $18,083 at September 30, 2024. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2024.

Consolidated net loss for the three months ended September 30, 2024 and 2023 was $1,638 and $1,454, or $0.01 and $0.01 per basic share, respectively. Consolidated net income (loss) for the nine months ended September 30, 2024 and 2023 was $12,922 and ($4,928), or $0.11 and ($0.04) per basic share, respectively. The principal components of the period-over-period changes are discussed below.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,099 and $848 for the three months ended September 30, 2024 and 2023, respectively; and $2,509 and $2,334 for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 for the comparable three-month and nine-month periods was primarily attributable to expenses related to the 2024 drilling program that did not qualify as development drilling and greater focus by corporate personnel on site-related projects.

Corporate administration

Corporate administration costs were $720 and $666 during the three months ended September 30, 2024 and 2023, respectively; and $2,726 and $2,712 for the nine months ended September 30, 2024 and 2023, respectively. The increase in 2024 for the comparable three-month periods was partially due to personnel costs being higher by $67. The total expenses in the comparable nine-month periods were substantially unchanged.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $230 and $68 for the three months ended September 30, 2024 and 2023, respectively; and $496 and $207 for the nine months ended September 30, 2024 and 2023, respectively. The increases in the 2024 periods were due to higher average cash balances, which resulted primarily from the proceeds received under the Royalty Agreement (as defined below).

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $3,808 and $4,090 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in operating cash outflows largely resulted from net changes in working capital components and capitalization of direct labor costs associated with the development drilling program that were recognized as investing activities.

Investing activities

Net cash provided by (used in) investing activities was $16,139 and ($43) for the nine months ended September 30, 2024 and 2023, respectively. The Company received the second instalment payment of $7,000 and final instalment payment of $10,000 under the Royalty Agreement and $802 for the sale of certain used mill equipment, net of selling costs, in the 2024 period. These inflows were partially offset by expenditures for capitalized development drilling costs of $1,503.

Financing activities

During the nine months ended September 30, 2024 and 2023, net cash of $554 and $871, respectively, was provided by financing activities. Cash provided by financing activities during the nine months ended September 30, 2024 was $639 of net proceeds under the ATM Program (as defined below) offset by payments of $85 for employee withholding tax obligations in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the nine months ended September 30, 2023 was $1,013 of net proceeds under the ATM Program offset by payments of $142 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of September 30, 2024, comprising cash and cash equivalents of $18,954, reflected a net increase of $12,885 during the nine months ended September 30, 2024.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $18,083 and $5,576 at September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company’s primary sources of cash inflows were: $17,000 from its grant of the Royalty on Mt Todd; $802 upon sale of a portion of its used mill equipment; $639 from equity financings, and $496 from interest income. As of September 30, 2024, Vista has received the entire $20,000 as set forth in the Royalty Agreement. Cash received from Wheaton is only for the purposes of advancing Mt Todd and general corporate purposes. These sources of cash were offset by net operating cash outflows of $3,808 and other expenditures of $1,748. Recurring costs for corporate administration and Mt Todd maintenance were most of the Company’s net operating cash outflows during the nine months ended September 30, 2024. Of the other expenditures, $1,503 related to Vista’s development drilling program at Mt Todd. Additional details regarding 2024 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the ensuing 12 months following September 30, 2024, the Company estimates net recurring costs will be approximately $6,400, plus $4,200 relates to work plans at Mt Todd for the finalization of a 6,000-7,000-meter drilling program; purchase of equipment for a water evaporation system; various technical studies, and several planned maintenance projects. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital and interest income.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $10,000 (the “ATM Program”). During the nine months ended September 30, 2024, the Company issued 1,018,564 Common Shares under the ATM Program for net proceeds of $639. As of September 30, 2024, $8,042 remained available under the ATM Program.

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

We believe our Working Capital as of September 30, 2024, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

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

Contractual Obligations

We have no material contractual obligations as of September 30, 2024.

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

Initial capital requirements per payable ounce of gold consist of total initial capital requirements divided by the corresponding payable gold ounces.

The following tables demonstrate the calculation of cash costs, cash costs per ounce, and initial capital requirements per payable ounce metrics for amounts presented in this report.

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

In December 2023, the Company announced a royalty agreement with Wheaton Precious Metals Corp. (the “Royalty Agreement” and “Wheaton”) whereby Vista granted a 1% gross revenue royalty, subject to adjustment, on future gold production from Mt Todd to Wheaton in exchange for cash payments totaling $20 million (the “Royalty”). As of June 30, 2024, the entire $20 million had been received by Vista.

The Company undertook a drilling program earlier this year as a precursor to beginning a feasibility study for an alternate development plan. This program is nearing completion of the planned 6,000-7,000 meter program. To date, this drilling program has successfully confirmed the extension of the core zone and the mineralized boundaries in the northern section of the Batman deposit and identified multiple high-grade intercepts in the South Cross Lode zone, a narrower mineralized structure that intersects the Batman deposit and extends up to 400 meters northeast.

Vista expects to incur expenditures of approximately $2,500 for its Mt Todd site management and environmental stewardship activities and $4,200 for discretionary programs for the ensuing 12 months following September 30, 2024, most of which relates to the 2024 drilling program.

The Northern Territory’s Aboriginal Areas Protection Authority (“AAPA”) is investigating the potential surface impacts of drilling undertaken by Vista from 2020 through 2022. The Company is cooperating with the AAPA.

All scientific and technical information herein has been reviewed and approved by Maria Vallejo Garcia, Vista’s Director of Projects and Technical Services, and designated Qualified Person (or “QP”) as defined by S-K 1300 and NI 43-101.

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

Operations

●	Our belief that Mt Todd is a shovel-ready development-stage gold that offers significant scale, development optionality, growth opportunities, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	our belief the Mt Todd can be positioned as a leading development opportunity within the gold sector;
●	our expectation that continued strength in the gold price and belief that shovel-ready projects like Mt Todd are especially attractive development opportunities in the current environment of a strong gold market, diminishing major deposit discoveries, and depleting gold reserves;
●	our belief that Mt Todd offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development;
●	our belief that the feasibility study updated in 2024 demonstrates strong economics for development of a 50,000 tpd operation;
●	our belief that there is an opportunity to add gold mineral resources beyond presently defined mineral reserves through further exploration;
●	our belief that the Project has high capital efficiency;
●	our belief that using contract mining and power generation and construction practices commonly used in Australia could create an opportunity to maintain high capital efficiency at a smaller initial project scale;

●	our belief that a project at the scale of the internal scoping study could reduce financing, development, and operating risks;
●	our anticipation of moving forward with a feasibility study targeting throughput in the range of 12-17 ktpd (4-6 mtpa), with 150,000 to 200,000 ounces (150-200 “koz”) of annual gold production, an initial capital cost of less than $400 million, and a mineral reserve grade of approximately 1 gram gold per tonne;
●	our belief that the updated feasibility study will leverage prior technical studies and the work completed for the 50 ktpd feasibility study, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver substantial economic returns in a range of development scenarios;
●	our expectation that a decision to commence the feasibility study would happen prior to the end of the year;
●	our belief that the drilling program has successfully confirmed the extension of the core zone and the mineralized boundaries in the northern section of the Batman deposit and identified multiple high-grade intercepts in the South Cross Lode zone, a narrower mineralized structure that intersects the Batman deposit and extends up to 400 meters northeast;
●	our belief that exploration at Mt Todd has identified additional growth targets immediately outside the Batman deposit;
●	our estimates of future operating and financial performance;
●	our belief that the 3.5% ad valorem royalty regime applied to gold production from Mt Todd represents a nearly 50% reduction in payable royalties and results in improved project economics and shareholder returns when compared to our 2024 updated Mt Todd FS, which included NT royalties equivalent to nearly a 7% ad valorum rate. Our belief that under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine;
●	our belief that the 6,000-7,000 meter Mt Todd drilling program is expected to have an all-in cost of approximately $2,000 and is nearing completion;
●	our belief our working capital as of September 30, 2024, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our estimate that the outcome of the Mexico tax matter cannot be reasonably estimated at this time, and our estimate that the effect of the court ruling creates a potential income tax liability of up to approximately $2,000 plus assessable interest and penalties of up to an additional $1,500;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that recurring costs will be approximately $6,400 in the ensuing twelve months following September 30, 2024;
●	our expectation that Vista will incur approximately $2,500 for its Mt Todd site management and environmental stewardship activities and $4,200 for discretionary programs for the ensuing 12 months following September 30, 2024;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees and consultants; and

●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to raise sufficient capital on favorable terms or at all to meet the substantial capital investment at Mt Todd;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	events or changes in conditions may affect land use authorizations;
●	opposition to construction or operation of Mt Todd;

●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and

●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three and nine months ended September 30, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2024, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Maria Vallejo Garcia
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: October 23, 2024	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: October 23, 2024	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer