Form 10-K
period 2024-12-31
VISTA GOLD CORP
filed 2025-02-28
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $57,476,000

The number of shares of the Registrant’s Common Stock outstanding as of February 24, 2025 was 123,752,011.

Documents incorporated by reference: To the extent herein specifically referenced in Part III, portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for the 2025 Annual General and Special Meeting of Shareholders are incorporated herein. See Part III.

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

Overview

Vista Gold Corp. and its subsidiaries operate as a development-stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations.

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a ready-to-build development-stage gold deposit located in the Tier-1 jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility.

We are positioning Mt Todd as a leading development opportunity within the gold sector. Our strategy is to advance Mt Todd in ways that efficiently position the Project for development while exercising the discipline necessary to best realize value at the right time.

We expect continued strength in the gold price and believe that ready-to-build projects like Mt Todd are attractive development opportunities in the current environment of a strong gold market, diminishing major deposit discoveries, and depleting gold reserves.

The Project offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development. A feasibility study for Mt Todd was completed in 2022, with material project costs and economic returns updated in 2024 (the “Mt Todd FS”). The Mt Todd FS demonstrates strong economics for development of a 50,000 tpd, nominally 17.5 million tpa, operation.

In view of the substantial investment required to develop Mt Todd as a large-scale project, we completed an internal scoping study in 2023 for an alternative 15,000 tpd operation, nominally 5.2 million tpa. In 2024, we undertook additional internal assessments and trade-off studies to evaluate the economic potential for a range of processing and mining rates. These assessments identified the 15,000 tpd operation as the optimal alternative scale project. A project of this scale could reduce financing, development, and operating risks.

In December 2024, Vista commenced a new Mt Todd feasibility study (the “2025 FS”) that aims to increase the reserve grade to 1 g Au/t using a higher cut-off grade and reduce the initial capex by 60% to about $400 million while achieving average annual gold production ranging from 150,000 – 200,000 ounces from 15,000 tpd or 5.2 million tpa throughput. By using contract mining, third-party power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this project scale. The 2025 FS will leverage prior technical studies and the work completed for the Mt Todd FS, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver attractive economic returns.

The Company undertook a drilling program during 2024 with a total of 34 holes for 6,776 meters drilled. The program was completed in December 2024 at a cost of $1,891. Results of the program indicate the potential to increase gold mineral reserves in the Batman deposit and successfully delineated the South Cross Lode (“SXL”) over a 400-meter strike length. These drill results, and those from the 2020-2022 drilling program, will be included in the block model for the updated Mt Todd mineral resources estimate and 2025 FS.

During Phase 1, a total of 11 holes were drilled in the northern end of the Batman deposit including several holes drilled outside the limits of blocks defined in the current mineral resource model. This drilling, in conjunction with the 2020-2022 drilling program, provided information that extended the boundaries of the mineralization in the northern section of the Batman deposit. Phase 1 drilling intercepted gold grades higher than estimated in the current block model and mineralization outside the limits of the current mineral resource envelope. We expect Phase 1 drilling to result in an increase in mineral resources in the north end of the Batman deposit. Additionally, we expect this drilling to result in the conversion of a portion of inferred mineral resources within the Mt Todd FS pit design to measured and indicated mineral resources.

During Phase 2, a total of 23 holes were drilled in the SXL, a narrower mineralized structure adjacent to the Batman deposit that extends to the northeast with a current strike length of approximately 400 meters. Results from this drilling defined the mineralized boundaries of the SXL over the strike length drilled and intersected high-grade sub-structures in the lower portion of 13 holes. The drill hole spacings are acceptable for the definition of measured and indicated mineral resources and are expected to support the expansion in the northeastern section of the mineral resource shell in the new mineral resource model being completed as part of the 2025 FS. For more information on the Company’s 2024 drilling results, please refer to the Company’s 2024 and 2025 drilling news releases, available at www.sec.gov and under our profile at www.sedarplus.ca. The Company’s 2024 and 2025 drilling news release are referenced for informational purposes only and are not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

The Company continues to prioritize the efficient use of resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing share dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible strategic opportunities as ways to enhance its liquidity and deliver shareholder value.

The Mt Todd FS contemplates a plant processing 50,000 tpd and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 million tonnes at 0.77 g Au/t) using a gold price of $1,500 for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year life of mine at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3); and
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce and an AUD:USD exchange rate of 0.69.
(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

After Vista completed the Mt Todd FS, the NT enacted the Mineral Royalties Act 2024 (“Royalties Act”) effective July 1, 2024. The Royalties Act replaces the prior net profits royalty regime with an ad valorem royalty regime for new mines. Under the Royalties Act, a 3.5% ad valorem royalty rate will be applied to gold production from Mt Todd. This represents a nearly 50% reduction in payable NT royalties compared to the Mt Todd FS and should result in improved project economics. Under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine.

The Mt Todd FS includes mineral resource and mineral reserve estimates pursuant to Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with current market conditions at the time of the study.

In addition to the technical advancements of the Project in 2023 and 2024, Vista has all major operating and environmental permits necessary to initiate development of Mt Todd. We have invested significant resources in water treatment and management, and environmental and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, creating a strong social license.

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

Human Capital Management

As of December 31, 2024, we had 13 full-time and no part-time employees globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management.

Our compensation programs are designed to align compensation of our employees with Vista’s corporate objectives and performance, and are designed to provide proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances competitive wages, benefits and incentive earnings for both short-term and long-term performance.

The health and safety of our employees, contractors, and the communities in which we operate are high priorities in the way we manage our business. Oversight is provided by the Company’s board of directors (the “Board of Directors”) and the Board of Directors’ Health, Safety, Environment and Social Responsibility Committee. Management utilizes the principles set out in our Health & Safety Policy to administer health and safety programs. Employees and others entering our workplaces are provided with and required to use personal protective equipment appropriate for their duties. Each employee and visitor to our workplaces receives relevant orientation and is required to adhere to our established site health and safety protocols. In addition, we comply with relevant policies and regulations enacted by regulatory agencies in the jurisdictions where we operate. Our compensation programs include consideration of health and safety performance in determining incentive awards.

It is Vista’s priority to maintain a culture of ethical performance as a core value, as reflected in the Company’s Code of Business Conduct and Ethics and other related policies. Oversight is provided by the Board of Directors and, for specific areas of performance, by committees of the Board of Directors. Periodically, our employees are required to review the Code of Business Conduct and Ethics and acknowledge their understanding of the content and intent to comply. Our compensation programs include consideration of ethical performance in determining incentive awards.

Vista values the diversity and talents of its team, collectively working together in an inclusive environment to achieve corporate goals and personal professional development objectives. We cultivate a culture that is sensitive to the importance of diversity and inclusion in the workplace.

Environmental, Social, and Governance Responsibility

Vista is committed to implementing and continuing to improve business practices that are designed to minimize environmental impacts of our operating activities, support the people and communities within our areas of influence, and appropriately manage the business affairs of our organization. We believe part of being a good corporate citizen requires a dedicated focus on how we affect the environment and fulfill our responsibilities to stakeholders. In particular, through our planning for development of Mt Todd, we have worked closely with governmental entities in the NT and local groups, including the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”), to strive towards an environmentally sound and socially responsible development plan.

Segment Information

We have one reportable segment, consisting of acquisition, exploration and evaluation activities which are focused on Australia. We reported no mining operating revenues during the years ended December 31, 2024 and 2023. Additional segment-level disclosure is provided in Note 11 – Segment Information. Geographic location of mineral properties and plant and equipment is provided in Note 3 – Mineral Properties and Note 4 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the NT Government. After we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities, currently stated by the NT Government at A$73 million. As a result, we would be required to mitigate long-term environmental impacts, including any of those existing prior to 2006, that are not otherwise mitigated during the life of mine, by stabilizing, contouring, re-sloping and re-vegetating various portions of the Project after mining and mineral processing operations are completed. Reclamation programs would be conducted in accordance with detailed plans, which would be finalized and reviewed by the appropriate regulatory agencies at the time of the execution of the programs.

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

Australian Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, development and operation of Mt Todd is expected to have a variety of environmental impacts. We are required under Australian laws and regulations (federal and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NT EPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to a number of recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization required by the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificate under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material and sacred sites. We are also subject to statutory requirements under the NT Mining Management Act, which includes the requirement to have a mining authorization before the start of mining operations. The mining authorization is issued after the approval of the mining license. It is the legal document that makes the mining license and any additional conditions binding for the project. The Mt Todd Mining Management Plan (“MMP”) and associated mining authorization were approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. As a result of recent changes to the Mining Management Act, all MMPs were converted to Deemed Mining Licenses in July 2024, and companies have four years to convert the Deemed Mining Licenses to Mining Licenses. In the interim period, the Deemed Mining License ensures the same rights and obligations as determined in the MMP.

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

The following table presents the high, low and average London Bullion Market Association PM Fix prices in U.S. dollars per troy ounce of gold over the past five years and during 2025 through February 20, 2025:

Year	High	Low	Average
2020	$2,067	$1,474	$1,770
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,941
2024	$2,778	$1,985	$2,386
2025 (to February 20, 2025)	$2,937	$2,633	$2,780

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

Metric Conversion Table

To Convert Metric Measurement Units	To Imperial Measurement Units	Multiply by
Square kilometers ("Km2")	Acres	247.1054
Meters	Feet	3.2808
Kilometers (or "Km")	Miles	0.6214
Tonnes (or "t")	Tons (short)	1.1023
Liters	Gallons	0.2642
Grams (or "g")	Ounces (troy)	0.0322
Grams per tonne	Ounces (troy) per ton (short)	0.0292
Ounce (troy)	Ounce	1.0971

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

“cut-off grade” means the grade (i.e., the concentration of metal or mineral in rock) that determines  the destination of the material during mining. For purposes of establishing prospects of economic extraction, the cut-off grade is the grade that distinguishes material deemed to have no economic value from material deemed to have economic value.

“deposit” is an informal term for an accumulation of mineralized material.

“development stage issuer” is an issuer that is engaged in the preparation of mineral reserves for extraction on at least one material property.

“development stage property” is a property that has mineral reserves disclosed, pursuant to S-K 1300, but no material extraction.

“feasibility study” is a comprehensive technical and economic study of the selected development option for a mineral project that includes appropriately detailed assessments of realistically assumed mining, processing, metallurgical, economic, marketing, legal, environmental, social and governmental considerations together with any other relevant operational factors and detailed financial analysis that are necessary to demonstrate at the time of reporting that extraction is reasonably justified or economically viable. The results of a feasibility study may reasonably serve as the basis for a final decision by a proponent or financial institution to proceed with, or finance, the development of a project. The confidence level of a feasibility study is higher than that of a preliminary feasibility study, initial assessment, or scoping study.

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

“oz” or “ounce” means troy ounce and is equivalent to 31.10348 grams.

“probable mineral reserves” under S-K 1300 is the economically mineable part of an indicated and, in some cases, a measured mineral resource.

“proven mineral reserves” under S-K 1300 is the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

“qualified person” or “QP” as defined under S-K 1300 (as defined below) is an individual who is: (1) a mineral industry professional with at least five years of relevant experience in the type of mineralization and type of deposit under consideration and in the specific type of activity that person is undertaking on behalf of the registrant; and (2) an eligible member or licensee in good standing of a recognized professional organization at the time the technical report is prepared. For an organization to be a recognized professional organization, it must: (i) be either: (A) an organization recognized within the mining industry as a reputable professional association; or (B) a board authorized by U.S. federal, state or foreign statute to regulate professionals in the mining, geoscience or related field; (ii) admit eligible members primarily on the basis of their academic qualifications and experience; (iii) establish and require compliance with professional standards of competence and ethics; (iv) require or encourage continuing professional development; (v) have and apply disciplinary powers, including the power to suspend or expel a member regardless of where the member practices or resides; and (vi) provide a public list of members in good standing.

“qualified person” or “QP” as defined under NI 43-101 (as defined below) means an individual who (1) is an engineer or geoscientist with a university degree, or equivalent accreditation, in an area of geoscience, or engineering, relating to mineral exploration or mining; (2) has at least five years of experience in mineral exploration, mine development or operation, or mineral project assessment or any combination of these that is relevant to his or her professional degree or area of practice; (3) has experience relevant to the subject matter of the mineral project and the technical report; (4) is in good standing with a professional association; and (5) in the case of a professional association in a foreign jurisdiction, has a membership designation that (i) requires attainment of a position of responsibility in their profession that requires the exercise of independent judgment; and (ii) requires (A) a favorable, confidential peer evaluation of the individual’s character, professional judgment, expertise and ethical fitness; or (B) a recommendation for membership by at least two peers, and demonstrated prominence or expertise in the field of mineral exploration or mining. Note: a professional association is a self-regulatory organization of engineers, geoscientists or both that, among other criteria, requires compliance with the professional standards of competence and ethics established by the organization and has disciplinary powers over its members.

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

“tpa” means tonnes per annum.

“tpd” means tonnes per day.

“vein” means a fissure, fault or crack in a rock filled by minerals that have traveled upwards from some deep source.

“waste” means rock lacking sufficient grade and/or other characteristics of ore.

Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws. As a result, we report our mineral resources and mineral reserves according to two different standards. For U.S. purposes, mineral property disclosures are reported in accordance with S-K 1300 under the Exchange Act, while Canadian disclosures are reported in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”). Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

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

Note Regarding Forward-Looking Statements

This annual report on Form 10-K, including all exhibits hereto and any documents that are incorporated by reference as set forth on the face page under “Documents incorporated by reference”, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and forward-looking information under Canadian securities laws that are intended to be covered by the safe harbor created by such legislation. All statements, other than statements of historical facts, included in this annual report on Form 10-K, our other filings with the SEC and Canadian securities commissions and in press releases and public statements by our officers or representatives that address activities, events, or developments that we expect or anticipate will or may occur in the future are forward-looking statements and forward-looking information, including, but not limited to, those listed below:

Operations

●	Our expectation that continued strength in the gold price and belief that ready-to-build projects like Mt Todd are attractive development opportunities in the current environment of a strong gold market, diminishing major deposit discoveries, and depleting gold reserves;
●	our belief that the 2025 FS will leverage prior technical studies and the work completed for the Mt Todd FS, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver attractive economic returns;
●	our belief the Mt Todd can be positioned as a leading development opportunity within the gold sector;
●	our belief that Mt Todd offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development;
●	our belief that the Mt Todd FS demonstrates strong economics for development of a 50,000 tpd operation;
●	our objective to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	estimates of mineral reserves and mineral resources;

●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our belief that our investment of significant resources in water treatment and management, environmental, and social programs has benefited our relationships with the traditional landowners, local communities, and NT Government, creating a strong social license;
●	our expectation that a fresh water storage reservoir would receive a two-meter dam raise and would harvest stormwater expected to exceed process water requirements for year-round operations for a 50,000 tpd operation;
●	our expectation that the remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans;
●	our belief that using contract mining and power generation, and construction practices commonly used in Australia, creates an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our expectation that a community-based project would produce lower operating costs compared to contract mining and that a portion of the skilled workforce should be able to be sourced locally;
●	our expectation that plus 5/8” high pressure grinding roll (“HPGR”) crusher product at Mt Todd is harder than the minus 5/8” crushed product and that the hardness of ore in the Batman deposit is relatively consistent;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG Mill design;
●	the expectation that reclamation of the heap leach pad at Mt Todd will include disposal of pad liner and regrading of the area occupied by the heap leach pad only as the material on the existing heap leach pad will be processed through the mill at the end of life of mine;
●	our belief that the 2024 drill results, and those from the 2020-2022 drilling program, will be included in the block model for the updated Mt Todd mineral resources estimate and 2025 FS and increase mineral resources in the north end of the Batman deposit;
●	Our belief that Phase 1 drilling will result in the conversion of inferred mineral resources to measured and indicated mineral resources within the Mt Todd FS pit design, and that mineral reserves will be increased in the 2025 FS;
●	our belief that the 3.5% ad valorem royalty regime applied to gold production from Mt Todd represents a nearly 50% reduction in payable royalties and results in improved project economics and shareholder returns when compared to our 2024 updated Mt Todd FS, which included NT royalties equivalent to nearly a 7% ad valorum rate;
●	our belief that under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine;
●	our expectation that the volume of water in the Batman Pit will not present any major issues when resuming operations;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our estimate that for the 12-month period following December 31, 2024, the Company’s net recurring costs will be approximately $6,400, plus $3,200 related to work plans at Mt Todd;
●	our expectation that we will incur expenditures of approximately $2,400 for Mt Todd site maintenance and environmental stewardship activities;
●	our estimate that the outcome of the Mexico tax matter cannot be reasonably estimated at this time, and our estimate that the effect of a negative court ruling could create a potential liability of up to approximately $3,500 for income taxes, assessable interest, and penalties;

●	our anticipation that the 2025 FS could increase the mineral reserve grade to approximately 1 gram gold per tonne and reduce the initial capex to approximately $400 million while achieving average annual gold production ranging from 150,000 to 200,000 ounces from 5.2 million tpa ore throughput;
●	our expectation that existing infrastructure at Mt Todd will reduce initial capital expenditure and significantly reduce capital risk related to infrastructure construction;

Business and Industry

●	our belief that our Working Capital as of December 31, 2024, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses;
●	our belief that the ATM Program (as defined below) will provide additional balance sheet flexibility at a potentially lower cost than other means of equity issuances;
●	the potential monetization of our non-core assets, including royalty interests in the U.S. and Canada, and our used mill equipment which is for sale;
●	planned or potential expenditures, funding requirements and sources of capital, including near-term sources of additional cash;
●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our belief that the current market value of the common shares in the capital of the Company (the “Common Shares”) does not reflect the fair value of the Company’s assets;
●	our belief that we maintain reasonable amounts of insurance;
●	our expectations related to potential changes in regulations or taxation initiatives;
●	our belief that we are possibly a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	preliminary estimates of the reclamation and other related costs that would be incurred if we were to notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon a number of estimates and assumptions including material estimates and assumptions related to our current business and operating plans, as approved by the Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates; initial assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with regulators;  current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and preliminary feasibility and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political, economic, and social conditions; expected Australian national, provincial and local government policies, including legal reforms, successful advancement of the Company’s required permitting processes; and ability to successfully raise additional capital. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

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

The Mt Todd site was not reclaimed when the original mine closed. Although we are not currently responsible for the reclamation of these historical disturbances, we will accept full responsibility for them if and when we make a decision to finance and construct the mine and provide notice to the NT Government of our intention to take over and assume the management, operation and rehabilitation of Mt Todd. At such time, we will be required to provide a bond or other surety in a form and amount satisfactory to the NT Government that would cover the estimated cost to reclaim the Mt Todd property. In addition, the regulatory authorities may increase reclamation and bonding requirements from time to time. The satisfaction of these bonding requirements and continuing or future reclamation obligations will require a significant amount of capital. There is no assurance that we will be able to provide an acceptable form of bond or other surety, or provide sufficient working capital to complete any required rehabilitation, if and when such obligations are assumed by the Company.

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

Capital and operating costs at mining operations are subject to variation due to a number of factors, such as changing ore grade, changing metallurgy, and revisions to mine plans in response to changing commodity prices, additional drilling results and updated geologic interpretations. In addition, costs are and may be affected by the cost of capital, tax and royalty regimes, other royalties, trade tariffs, the global cost of mining and processing equipment, commodity prices, and foreign exchange rates, as well as the costs of fuel, electricity, operating supplies, and appropriately skilled labor. These costs are at times subject to volatile price movements, including increases that could make future development and production at Mt Todd less profitable or uneconomic. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

We cannot be assured that we will have an adequate water supply for mining operations at Mt Todd.

Water at Mt Todd is expected to be provided from a freshwater reservoir that is fed by seasonal rainfall. Insufficient rainfall, or drought-like conditions in the catchment area for the reservoir could limit or extinguish this water supply. Sufficient water resources may not be available, resulting in curtailment or stoppage of operations until the water supply is replenished. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

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

We have been engaged in gold exploration since 1983. Since inception, the Company has been involved in numerous exploration projects in many jurisdictions. There may be environmental liabilities associated with disturbances at these projects for which the Company may be identified as a responsible or potentially responsible party, regardless of its level of involvement in creating the related disturbance. We may not be aware of such claims against the Company until regulators provide notice thereof. Consequently, we may have material undisclosed environmental responsibilities which could negatively affect our business prospects, results of operations, cash flows, financial condition, and corporate reputation.

There may be challenges to our title to mineral properties and rights of use.

There may be challenges to our title to our mineral properties and rights of use. If there are title defects or challenges to our rights to use such titles as intended with respect to any of our properties, we may be required to compensate other persons or reduce or lose our interest in the affected property. In any such case, the investigation and resolution of title issues could divert Company resources from our core strategies.

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

We have incurred losses in all annual periods since 1998, except for the years ended December 31, 2011, during which we recorded non-cash net gains, December 31, 2015 during which we recorded gains related to research and development refunds, December 31, 2020 during which we monetized certain mineral property interests, and December 31, 2024 when we recognized a gain associated with the grant of a royalty interest in mineral titles. We expect to continue to incur losses. We have no history of paying cash dividends and we do not expect to be able to pay cash dividends or to make any similar distribution of cash or other assets in the foreseeable future, if at all.

We depend on key personnel, the loss of which could have a material adverse effect on our business.

We are dependent on the services of key management personnel. The loss of any of these key personnel, if not replaced, could have a material adverse effect on our business and operations. Our future success will depend in part on our ability to identify, attract, engage, train and retain highly qualified personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, delays in hiring qualified personnel could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets.

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

Consolidation within the industry is a growing trend. As a result of the broad range of market and industry factors including the price of gold, we believe the current market value of the Common Shares does not reflect the fair value of the Company’s assets. These conditions could result in the acquisition of a control position, or attempted acquisition of a control position in the Company at what we believe to be less than fair value. This could result in substantial costs to us and divert management’s attention and resources. A completed acquisition could result in realized losses for shareholders of the Company.

We expect to need additional financing in connection with the implementation of our business and strategic plans from time to time.

The exploration, construction, development and acquisition of mineral properties and the ongoing operation of our facilities requires a substantial amount of capital and may depend on our ability to obtain financing. We may accordingly need additional capital in order to take advantage of further opportunities. Our financial condition, general market conditions, volatile gold markets, volatile interest rates, a significant disruption to our business or operations, or other factors may make it difficult to secure financing. Continued volatility in equity markets, specifically including energy and commodity markets, may increase the costs associated with equity financings and may create the potential need for us to offer higher discounts and other value (e.g., warrants).

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

Our material property interests are in Australia. Most costs in Australia are incurred in the local currency. Appreciation of the Australian dollar, if any, against the U.S. dollar effectively increases our cost of doing business. This could have the effect of increasing the amount of capital and operating costs required to continue to maintain, explore and develop Mt Todd, reducing the pace at which it is explored and developed, and/or cause activities to be suspended either temporarily or permanently.

The Company believes it is possibly a “passive foreign investment company,” which would likely have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. shareholders of our Common Shares should be aware that the Company believes it is possible we may be classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2024, and based on current business plans and financial projections, management believes there is a possibility that the Company could be classified as a PFIC during the current taxable year. If the Company is classified as a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Certain directors and officers may serve as directors and officers of other companies in the natural resources sector.

While there are no known existing or potential conflicts of interest between Vista and any of its directors or officers, certain of the directors and officers do or may serve as directors and officers of other natural resource companies and therefore it is possible that a conflict may arise between their duties as a director or officer out Company and their duties as a director or officer of such other companies. Our directors and officers are aware of the existence of laws governing accountability of directors and officers for corporate opportunity and disclosure of conflicts of interest. Should any director or officer breach the duties imposed upon them by applicable laws, such actions or inactions could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

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

Feasibility studies, such as our Mt Todd FS and our anticipated 2025 FS, and other technical studies are used to estimate the economic viability of an ore deposit, as are preliminary feasibility studies, preliminary economic assessments, and scoping studies. Feasibility studies are the most detailed studies and reflect higher levels of confidence in estimated production rates, and capital and operating costs. Accepted levels of confidence required to meet the standards set out in S-K 1300 are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. Confidence levels for scoping studies may vary, but generally provide less confidence than preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed. Subsequent changes to metal prices, foreign exchange rates (if applicable), reclamation requirements, operating and capital costs, and other variables may cause actual results of economic viability to differ materially from these estimates. Results of any subsequent Mt Todd feasibility study may be less favorable than the Mt Todd FS.

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

Potential share dilution.

Our constating documents allow us to issue an unlimited number of Common Shares for such consideration and on such terms and conditions as shall be established by the Board of Directors, in many cases without the approval of shareholders. We may issue Common Shares in offerings from treasury (including through the sale of securities convertible into or exchangeable for Common Shares) and on the exercise of stock options or other securities exercisable for Common Shares. We cannot predict the size of future issuances of Common Shares or the effect that future issuances and sales of Common Shares will have on the market price of the Common Shares. Issuances of a substantial number of additional Common Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Common Shares. With any additional issuance of Common Shares, investors will suffer dilution to their shareholder interest and voting power.

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

Regular access to and security of information technology systems are critical to our operations. To our knowledge, the Company has not experienced any material losses relating to disruptions to its information technology systems. We have implemented policies, controls, and practices to manage and safeguard our Company and stakeholders from internal and external cybersecurity threats and to comply with changing legal requirements and industry practice. Cyber risks cannot be fully mitigated, and these threats are continuing to evolve. Therefore, we cannot assure that its information technology systems are fully protected from cybercrime or that the systems will not be inadvertently compromised, or without failures or defects. Potential disruptions to our information technology systems, including, without limitation, security breaches, power loss, theft, computer viruses, cyber-attacks, natural disasters, and noncompliance by third party service providers and inadequate levels of cybersecurity expertise and safeguards of third party information technology service providers, may adversely affect our operations as well as present significant costs and risks including, without limitation, loss or disclosure of confidential, proprietary, personal or sensitive information and third party data, material adverse effect on its financial performance, compliance with its contractual obligations, compliance with applicable laws, damaged reputation, remediation costs, potential litigation, regulatory enforcement proceedings and heightened regulatory scrutiny.

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

The jurisdictions in which we operate (including the United States) have laws governing how we must respond to a cyber incident that results in the unauthorized access, disclosure, or loss of personal information. Additionally, new laws and regulations governing data privacy and unauthorized disclosure of personal information and imposing certain cybersecurity-related requirements may provide for a private right of action and imposition of significant fines, pose increasingly complex compliance challenges. Some or all of such legislation will elevate our compliance costs over time. Our business involves collection, use, and other processing of personal information and personally identifiable information of our employees, investors, contractors, suppliers, and customer contacts. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend significant resources to continue to modify or enhance our protective measures to comply with such legislation and to detect, investigate and remediate vulnerabilities to cyber incidents that relate to data privacy. Any failure by us, or a company we acquire, to comply with such laws and regulations could result in reputational harm, loss of goodwill, penalties, liabilities, remediation costs, or mandated changes in our business practices, each of which has the potential to materially impact our financial condition.

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

Management’s Role in Assessing and Managing Cybersecurity Risks

The Company’s chief executive officer (“CEO”) and chief financial officer (“CFO”) have primary responsibility for cybersecurity risk management and the implementation of processes for identifying, assessing, and managing material risks from cybersecurity threats. Officers of the Company and its Australian subsidiary review, at least quarterly, developments relevant to the Company’s cybersecurity control environment. This group of officers has experience managing public companies and overseeing internal controls associated with cybersecurity. Additional support for information technology (“IT”) general controls and specific cybersecurity matters is provided to the Company through third-party IT specialists. In accordance with the Company’s policies, including its Disclosure Policy and Code of Business Conduct and Ethics, cybersecurity incidents are to be immediately reported to the Vista management team for resolution. Information technology general controls, including controls to mitigate cybersecurity risks, are considered by management during their assessment of the Company’s design and effectiveness of internal controls over financial reporting. Findings from these control procedures are considered by management and, as deemed appropriate to reduce cybersecurity risks to an appropriately low level, are implemented. This may include modification of internal control procedures, adoption of technology solutions, and testing of specific elements of the system of controls.

Board of Directors’ Oversight of Risks from Cybersecurity

Management, under supervision of the CEO and CFO, has developed a system of internal controls that identifies risks to the Company, designed controls intended to reduce risks to an appropriately low level, implemented control procedures, and subsequently tested such control procedures. Management presents an enterprise risk management assessment to the Audit Committee on a quarterly basis and provides the Audit Committee with frequent updates of specific financial statement risks. Risks associated with cybersecurity are included in these risk assessments, subjected to testing of key controls, and reflected in management’s reports to the Audit Committee. The Board of Directors receives periodic briefings on selected risk matters, and is invited to participate in each Audit Committee meeting and, as such, is provided with the same information presented to the Audit Committee.

No Previous Material Cybersecurity Threats

We are not aware of any previous cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. Despite the security and risk management measures that we have implemented and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and are vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, scams, burglary, human errors, acts of vandalism, misdirected wire transfers, or other malicious or criminal activities. A successful attack on our information or operational technology systems could have material consequences to the Company. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our IT systems.

ITEM 2. PROPERTIES.

References to USD or $ refer to United States currency and AUD or A$ refer to Australian currency, all in thousands, unless specified otherwise.

Qualified Persons

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by Maria Vallejo Garcia, Vista’s Director of Projects and Technical Services, and a designated qualified person (or “QP”) as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral resources and mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the technical report summary of the Mt Todd FS (as described below) which is included as an exhibit to this Form 10-K.

Mt Todd Gold Project, Northern Territory, Australia

Summary Disclosure

The Company has one material mining property, the Mt Todd gold project located in the Northern Territory of Australia. We hold Mt Todd through our wholly owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Technical Report Summary

The Mt Todd FS is the technical report summary, prepared pursuant to S-K 1300, is attached as an exhibit to this Annual Report on Form 10-K and is entitled “S-K 1300 Technical Report Summary - Mt Todd Gold Project - 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of March 14, 2024.

A companion feasibility study for Canadian purposes, pursuant to NI 43-101, was filed on SEDAR+ on April 16, 2024 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia”, with an effective date of March 12, 2024. The companion report is referenced herein for informational purposes only and is not incorporated herein by reference.

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

The following description of Mt Todd has been derived, in part, from the Mt Todd FS. Readers should consult the Mt Todd FS to obtain further particulars regarding Mt Todd. The Mt Todd FS is available for review at www.sec.gov and under our profile at www.sedarplus.com. The Mt Todd FS is not incorporated by reference into this annual report on Form 10-K.

Certain capitalized terms in this section not otherwise defined herein have the meanings ascribed to them in the Mt Todd FS.

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

Project Stage

The Project is a development stage property with proven and probable mineral reserves.

Feasibility Study Results

The Mt Todd FS evaluates a 50,000 tpd project that optimizes payable gold, capital efficiency, operating costs and net present value (“NPV”).

The Mt Todd FS highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 million tonnes at 0.77 g Au/t) using a gold price of $1,500 per ounce for the reserves estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year life of mine, including average annual production of 479,000 ounces of gold per year during the first seven years of operations following commissioning and ramp-up;
●	life of mine average cash costs of $913 per ounce, including average cash costs of $845 per ounce during the first seven years of operations following commissioning and ramp-up(3);
●	initial capital requirements of $1.03 billion which assume an owner-operated mining fleet, power generated on-site by a third-party, and a locally based employee workforce; and
●	after-tax NPV5% of $1.13 billion and IRR of 20.4% at a gold price of $1,800 per ounce and an AUD:USD exchange rate of 0.69.

(1)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in this annual report on Form 10-K for additional information.
(3)	Cash costs per ounce is a non-U.S. GAAP financial measure; see Non-U.S. GAAP Financial Measures for additional disclosure.

Key statistics of the Mt Todd FS are presented in the table below:

	Years 1-7(1)	Life of Mine (16 years)(2)
Average Plant Feed Grade (g Au/t)(3)	1.01	0.84
Average Annual Gold Production (kozs)	479	395
Payable Gold Total (kozs)	3,353	6,313
Average Recovery (%)	92.2%	91.6%
Cash Costs ($/oz)(4)	$845	$913
AISC ($/oz)(5)	$961	$1,034
Strip Ratio (waste:ore)	2.77	2.51
Initial Capital ($ billions)		$1.03
After-tax NPV5% ($ billions)		$1.13
After-tax IRR		20.4%
After-tax Payback (years)		4

Note: Table economics presented using $1,800/oz gold and an AUD:USD exchange rate of 0.69.

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

The following chart presents the Mt Todd FS annual after-tax cash flows using $1,800/oz gold and an AUD:USD exchange rate of 0.69:

Mt Todd Project - After-tax Cash Flow
($ Millions)
$600
$400
$200
$0
-$200
-$400
-$600
-$800
$2,400
$1,600
$800
$0
-$800
-$1,600
-$2,400
-$3,200
(328)
(686)
280
248
382
103
201
323
295
148
35
65
114
169
217
235
247
184
36
(14)
(71)
(20)
(1,014)
2,267
-2
-1
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
After-tax Cash Flow ($ Millions)
Cumulative After-tax Cash Flow ($ Millions)

The following table provides additional details of the Mt Todd FS economics at variable gold price per ounce and foreign exchange assumptions:

Gold Price and Foreign Exchange Rate Sensitivity Table ($ Billions)
Foreign	Gold Price
Exchange Rate	$1,400		$1,500		$1,600		$1,700		$1,800		$1,900		$2,000		$2,100		$2,200
($/A$)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)	NPV5%	IRR (%)
0.63	$0.4	11.4	$0.6	14.7	$0.9	17.8	$1.1	20.9	$1.3	23.7	$1.5	26.4	$1.8	29.0	$2.0	31.5	$2.2	34.0
0.66	$0.3	9.8	$0.5	13.0	$0.8	16.1	$1.0	19.1	$1.2	22.0	$1.4	24.6	$1.7	27.2	$1.9	29.6	$2.1	32.1
0.69	$0.2	8.1	$0.4	11.4	$0.7	14.6	$0.9	17.5	$1.1†	20.4†	$1.3	22.9	$1.6	25.5	$1.8	27.9	$2.0	30.3
0.72	$0.1	6.6	$0.3	9.9	$0.6	13.1	$0.8	15.9	$1.0	18.8	$1.3	21.3	$1.5	23.9	$1.7	26.2	$1.9	28.6
0.75	$0.0	5.0	$0.2	8.4	$0.5	11.6	$0.7	14.5	$0.9	17.2	$1.2	19.8	$1.4	22.3	$1.6	24.6	$1.8	27.0

† Reflects the assumptions used for the economic analysis in the Mt Todd FS.

Key capital expenditures for the Mt Todd FS initial and sustaining capital requirements are:

Capital Expenditures ($ Millions, except per ounce amounts)	Initial	Sustaining
	Capital	Capital
Mining	$94	$584
Process Plant	561	33
Project Services	57	86
Project Infrastructure	49	8
Site Establishment & Early Works	27	—
Management, Engineering, EPCM Services	111	—
Preproduction Costs	31	—
Contingency	99	48
Sub-Total	$1,030	$759
Asset Sale and Salvage	—	(43)
Total Capital	$1,030	$716	(1)

Total Capital per Payable Ounce of Gold (2)	$163	$113	(1)

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

The Mt Todd FS contemplates an owner-operated mining fleet with an initial capital cost of $100 million and sustaining capital of $620 million, inclusive of contingency. The study assumes the mining equipment will be sold when retired from operations, at an estimated salvage value of $24 million. Fleet operators, along with other employees, are expected to be community based, providing benefits by lower camp-related capital and operating costs. Mining equipment would be maintained through a full maintenance and repair contract with the manufacturer’s authorized dealer. Overall, this approach is expected to produce lower operating costs compared to contract mining.

The Mt Todd FS utilizes the efficiency of ore sorting across a broad range of head grades, the natural concentration of gold in the screen undersize material prior to sorting, the efficiency of fine grinding and the resulting improved gold recoveries at a final grind size of P80 40 µm, and the selection of FLSmidth’s VXP mill (“VXP Mills”) as the preferred fine grinding mill.

The Mt Todd FS incorporates purchasing electrical power from a third-party. The power plant will be third-party  owned and operated by a power generating company, and will provide power to the Project on a dedicated contract.

The following table presents a breakdown of Mt Todd FS operating costs.

Operating Cost	First 7 Years		Life of Mine Cost
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$9.61	$356	$7.68	$341
Processing	10.17	377	10.21	453
Site General and Administrative	1.11	41	1.05	46
Royalties(1)	1.46	54	1.16	52
Water Treatment	0.27	10	0.30	13
Tailings Management	0.09	3	0.09	4
Refining Costs(1)	0.10	4	0.08	4
Total Cash Costs(2)	$22.80	$845	$20.57	$913

Note: Table may not add to total due to rounding

(1)	Royalties (as defined below) and refining costs calculated at $1,800 per ounce gold and an AUD:USD exchange rate of 0.69.

(2)	Total Cash Costs is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

In November 2020, we modified our agreement with the Jawoyn Association. The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR. The combined royalty (“Jawoyn Royalty”) range is now from 1.125% to 3.0% and is reflected in the table above.

In December 2023, Vista entered into a royalty agreement (the “Royalty Agreement”) with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp., in relation to Mt Todd. Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project, subject to adjustments in certain circumstances (the “Wheaton Royalty” and together with the Jawoyn Royalty, the “Royalties”).

The life of mine production schedule contemplates 280.4 million tonnes of ore containing an estimated 6.98 million ounces of gold at an average grade of 0.77 g Au/t to be processed over a 16-year life of mine. Total recovered gold is expected to be 6.31 million ounces. Average annual gold production over the life of mine is expected to be 395,000 ounces, which includes averaging 479,000 ounces during the first seven years of commercial operations. Commercial operations are anticipated to begin after two years of construction and a six-month commissioning and ramp-up period.

The following table summarizes the production schedule. The shaded portion of the table presents the impact of ore sorting. Ore sorting reduces the tonnage processed through the grinding, leaching and tailings handling areas by approximately 10% with a contained gold loss of approximately 1.3%. This results in an increase in the post-sorting processed grade of approximately 8.0%. The effects of reducing post-sorting tonnes and increasing grade results in capital and operating cost savings in the grinding, leaching and tailings handling areas.

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

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895

Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2024. There have been no changes in the mineral resource estimates since December 31, 2023 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2024.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2024.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in mineral resource estimates as of December 31, 2024 compared to December 31, 2023 as the same material assumptions and criteria were determined to continue to apply to the mineral resource estimates and there was no conversion of mineral resources into mineral reserves in the fiscal year ending December 31, 2024.

The table below presents the estimated mineral reserves for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman pit optimization and design are based on a gold price of US$1500 per ounce of gold with an elevated cutoff grade of 0.35 g Au/t.
●	Batman deposit Proven and Probable mineral reserves are reported with a net smelter return royalty based on a gold price of $1,800 per ounce of gold. Deepak Malhotra is the QP responsible for reporting the Heap Leach Pad mineral reserves.
●	Because all the Heap Leach Pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2024. There have been no changes in the mineral reserve estimates since December 31, 2023 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2024, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2024.

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

There was no change in mineral reserve estimates as of December 31, 2024 compared to December 31, 2023 as the same material assumptions and criteria were determined to continue to apply to the mineral reserve estimates and there was no depletion of mineral reserves in the fiscal year ending December 31, 2024 as Mt. Todd is in the development stage.

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
Third Rotation (Tilt: 0)

Property Holdings

In 2006, through an agreement with Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government, and the Jawoyn Association, we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of Vista and the NT Government with respect to Mt Todd site care and maintenance and potential future development. The latter agreement was extended in 2017 through the end of 2023 and further extended in 2023 through December 31, 2029 with the option for an additional three-year extension.

Total land holdings controlled by Vista Gold Australia are approximately 1,637 Km2. A map showing the location of the mineral licenses (“MLs”) and exploration licenses (“ELs”) is set out above under the section heading “Project Location and Access.” A table listing the MLs and ELs and the required annual rents and holding fees is set out below. All of the estimated mineral reserves and resources are located within the boundaries of the MLs and substantially all of the estimated mineral reserves and resources at Mt Todd are located in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, that portion of the related EL would have to be converted to an ML before mining operations could start.

Mt Todd Land Holdings of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	100 (due March 4)	N/A	May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	34 (due March 4)	N/A	May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	1.6	188555E, 8435665N	September 4, 2017	September 3, 2042	4 (due September 3)	N/A	May 4
Subtotal	55.4				140	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL29882	555.5	Centered at approximately 189100E, 8452000N	September 16, 2013	September 15, 2025	45 (due September 15)	107	May 14
EL29886	594.6	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2025	50 (due September 15)	137	May 14
EL30898	186.7	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2026	15 (due May 2)	15	May 14
EL32004	95.3	Centered at approximately 164000E, 8430550N	November 21, 2019	November 20, 2025	8 (due November 20)	5	May 14
ELA32005	149.2	Centered at approximately 160180E, 8445150N	Under application	Under application	Under application	Under application	Under application
Subtotal	1,581.3				118	264

Totals A$					258	264
Totals US$ (exchange rate of A$1.00 = $0.62 on December 31, 2024)					160	164

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

Annually, we are required to submit an MMP (now called a Deemed Mining License) for care and maintenance that details work to be done on the property. We have received approval for all work done on the Project to date and obtained approval for the EIS. We received our operational MMP in June 2021, which was changed to a Deemed Mining License in July, 2024. This authorization is the operating permit that sets out how the mine operating strategy will be implemented throughout the life of mine in compliance with the EIS and EPBC requirements. The remaining permitting processes are relatively straight-forward and are not expected to impede, to a material extent, our exploration and future development plans. Any future mining will require sufficient surety bonding to fund mine closure.

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

In addition, we expect reduced earthworks costs due to the process plant location being in the same general area as the previous process plant, which was cleared and graded at the time of original construction.

Other benefits of Mt Todd’s location in the NT include:

●	the Stuart highway – the main North / South highway in the NT is less than 10 kilometers from the Project site;
●	rail line parallel to the Stuart highway; and
●	the regional center of Katherine, with a population of approximately 12,000, is located 56 kilometers from the Project site and the NT capital of Darwin approximately 290 kilometers from the Project site, which has port access.

The area has both historical and current mining activity and therefore a portion of the skilled workforce should be able to be sourced locally. In addition, Katherine offers the necessary support functions that are typically found in a medium-sized city with regard to supplies, accommodations, communications, etc.

Planned infrastructure for the site includes the following:

●	ammonium nitrate and fuel oil facility;
●	mine support facilities (heavy vehicle workshop, lube farm, washdown and tire change, warehouse, fuel farm, mining offices, core storage facility);
●	small accommodation camp for occasional contractor use;
●	water treatment plant;
●	power supply;
●	pit dewatering;
●	mine services;
●	communications;
●	gatehouse; and
●	expanded existing and additional tailings storage facilities.

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

Historical preliminary studies (not S-K 1300 or NI 43-101 compliant) for the Phase I project, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992 culminating in an engineering, procurement, construction management (“EPCM”) award to Minproc Engineers Pty. Ltd. in November of that year. The Phase I project was predicated upon a 4 million tpa heap leach plant, which came on stream in late 1993. The treatment rate was subsequently expanded to a rate of 6 million tpa in late 1994.

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

The Phase II project involved expanding to 8 million tpa and treatment through a flotation and carbon-in-leach circuit. The feasibility study was conducted by a joint venture between Bateman Kinhill and Kilborne (“BKK”) and was completed in June 1995.

The Pegasus board approved the project on August 17, 1995 and awarded an EPCM contract to BKK in October 1995. Commissioning commenced in November 1996. Final capital costs to complete the project were AUD232 million (USD181 million).

Design throughput was never achieved due to inadequacies in the third and fourth stages of the crushing circuit. A throughput rate of just under 7 million tpa was achieved by mid-1997; however, problems with the flotation circuit which resulted in reduced recoveries necessitated closure of this circuit. Subsequently, high reagent consumption, as a result of cyanide soluble copper minerals, further hindered efforts to reach design gold production. Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above $400 in early 1996 to below $300 per ounce at the end of 1997. This, combined with underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

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

Exploration sampling summary:

Year	Soils	Rock Chips
2008	0	164
2009	1,333	45
2010	3,135	224
2011	1,925	79
2012	2,312	295
2013	572	51
2014	2,601	143
2015	841	53
2016	241	27
2017	1,098	78
2018	341	132
2019	313	170
2020	278	9
2021	0	11
2022	60	556
2023	1,500	44
2024	0	0
Total Samples	16,550	2,081

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

Drilling

Batman Deposit

The Batman deposit resource drillhole database consists of both pre-Vista and Vista drill holes. All of the Vista resource drill holes are HQ-size core holes. Vista has drilled a total of 96 HQ diamond drill holes totaling 52,424 meters. All of the Vista diamond drill core samples were sawn into half splits for assaying purposes.

The pre-2007 exploration database (pre-Vista) consists of 730 drill holes, of which 226 are diamond drill holes and 504 are percussion drill holes. These drill holes total approximately 98,000 meters. The diamond core was a combination of NQ and HQ sizes, with the NQ core being sawed into half splits and the HQ core being sawed into quarter splits.

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

While there are random high-grade intercepts outside of the core zone, the majority of higher-grade mineralization resides in the core zone of the deposit.

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

2024 Drilling Program Results and Exploration Targets

During 2024, we completed a drilling program designed to upgrade mineral resources, validate mineralization extension at the north portion of the Batman deposit and add gold ounces within the existing Batman resource shell, as well as define the boundaries of the SXL zone, a known mineralized structure  adjacent to the Batman core zone. This program consisted of 34 drill holes totaling 6,776 meters of HQ diamond core. The program consistently intersected mineralization within the Batman deposit resource shell and along the strike of the SXL. Results to date support the thesis that the structure remains open at depth and along the strike to the northeast of the concession.

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

The diamond drilling program was conducted under the supervision of the geologic staff composed of the exploration manager, several experienced geologists, and a core handling/cutting crew. When possible, the core handling crew was recruited locally.

Facilities for the core processing included an enclosed core logging shed and a covered cutting and storage area that was fenced in. Both of these facilities were considered to be limited access areas and kept secured when work was not in progress.

The diamond drill core was boxed and stacked at the rig by the drill crews. Core was then picked up daily by members of the core handling crew and transported directly to the core logging shed. Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling. The nominal sample interval was one meter to a maximum of 1.2 meters. When this process was completed, the core was moved into the core cutting/storage area where it was laid out for cutting and sampling. The core was logged using the following procedures:

●	one-meter depth intervals were marked out on the core by a member of the geologic staff;
●	core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and were used for structural measurements. When orientation marks were insufficient an estimated orientation was indicated by a dashed line;
●	geologic logging was then done by a member of the geologic staff. Assay intervals were selected at that time and a cut line marked on the core. The standard sample interval was one meter, with a minimum of 0.2 meters and a maximum of 1.2 meters;
●	Sample intervals were then indicated in the core tray at the appropriate locations; and
●	each core tray was photographed and restacked on pallets pending sample cutting and stored on site indefinitely.

The core was then cut using diamond saws with each interval placed in a pre-labeled sample bag. At this time, the standards and blanks were also placed in plastic bags for inclusion in the shipment. A reference standard or a blank was inserted at a minimum ratio of 1 in 10 and at suspected high-grade intervals additional blanks sample were added. Standard reference material was sourced from Ore Research & Exploration Pty Ltd and provided in 60 g sealed packets. When a sequence of four samples was completed, they were placed in a shipping bag and closed with a zip tie. All of these samples were kept in the secure area until crated for shipping.

Samples were placed in crates for shipping with approximately 100 samples per crate (20 shipping bags) and sealed. The sealed crates were stacked outside the core logging shed to be shipped and transported to the laboratory by Vista employees.

The following laboratories have been used for sample preparation, analyses, and check assays:

Laboratory	Address	Purpose	Abbreviation	Certifications
ALS | Minerals	31 Denninup Way Malaga, WA 6090	Main assay analyses	ALS	ISO:9001:2008 and ISO 17025 Certified
ALS | Minerals	13 Price St Alice Springs, NT 0870	Sample Preparation	ALS Alice Springs	ISO 9001:2008 and ISO 17025 Certified
Genalysis Laboratory Services (Intertek Group)	15 Davison St Maddington, WA 6109	Check Analyses	Genalysis	Unable to verify
North Australian Laboratories Pty. Ltd.	MLN 792 Eleanor Rd Pine Creek, NT 0847	Assay analyses and Alternative assay analyses	NAL	ISO 17025 Certified
NT Environmental Laboratories (Intertek Group)	3407 Export Dr Berrimah, NT 0828	Check Analyses	NTEL	ISO 17025

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

The Company requires periodic rechecking of assays both within and between laboratories. As described by the previous Vista QP, an example, prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga, WA for assay analyses. One in every 20 pulps or rejects was sent from ALS in Alice Springs to NAL, Vista was notified by email which samples were sent to NAL. For the 2011-2012 drilling campaign samples for assay were sent to NAL lab in Pine Creek, NT. No bias in assays was found with a slope of 0.992 and a correlation of 99%. There was only one significant difference that was detected from a total of 2,948 comparisons. The Company’s assaying protocols are observed and required for every assay program, regardless of whether the exploration work is for resource estimation or metallurgical testing.

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

Maria Vallejo Garcia, Vista’s Director of Projects and Technical Services, and a designated qualified person as defined by S-K 1300 under the Exchange Act and NI 43-101, has verified the data disclosed in this document, including sampling, analytical and test data underlying the information contained in the disclosure.

Mining Operations

As defined in the Mt Todd FS, the Project is designed to be a large open-pit mining operation that will utilize large-scale mining equipment in a drill/blast/load/haul operation. Ore is planned to be processed in a comminution circuit consisting of large-scale equipment, including: a gyratory crusher, cone crushers, high pressure grinding roll (“HPGR”) crushers followed by X-ray transmission (“XRT”) and laser sorting, and primary ball mills, followed by VXP Mills, as discussed in greater detail below. Vista plans to recover gold in a conventional CIP recovery circuit.

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

Primary Crusher
Coarse Screen x2
Secondary Cone Crusher x2
Coarse Ore Stockpile
HPGR x2
Fine Screens x2
XRT Sorting x5
Laser Sorting x7
Ore Sorting Reject Bin
Cyclones x2
Ball Mill x2
Sump & Pumps
Sump & Pumps
Cyclones
VXP Mills x5
Cyclones
VXP Mills x5
Trash Screen x2
Pre-leach Thickener
Pump x2
Kiln Dewatering Screen
Regeneration Kiln
Carbon Quench Tank
Pre-Leach Conditioning Tanks
Leaching Tanks
Loaded Carbon Recovery
CIP Adsorption Tanks
Barren Carbon Dewatering Screen
Carbon Safety Screens
To Tailings
Detox Tanks
To Tailings
Acid Washing
Acid Makeup Tank
Elution Column
Primary & Secondary Heat Exchange
Thermal Heater
Elution Tank
Electrowinning Cell
Oven
Fluxing Table
Smelting Furnace
Safe
Doré

Metallurgical Testing

Our metallurgical test work programs have confirmed: (1) ore hardness of the Batman deposit is consistent throughout the deposit and does not change at depth; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of ore sorting technology to eliminate low-grade material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historical heap leach pad at the end of the proposed life of mine.

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

Ore Sorting

The bulk ore sorting tests comprised four, five-tonne composites; and one, one-tonne composite prepared from 3.75" drill core. In addition to these composites, three one-tonne composites were made from 2.75” drill core. Four of the 3.75” composites contained predominately sulfide mineralization and one composite contained mixed oxide/sulfide material that is encountered on the periphery of the deposit. The remaining three 2.75” drill core composites all contained sulfide material. The drill core was HPGR crushed and screened at 5/8” at the facilities of Thyssen Krupp Industries near Dusseldorf, Germany. The plus 5/8” material was sent to the test facility of Tomra Sorting Solutions near Hamburg, Germany where this material was initially sorted using XRT sorting. A total of 12 sorting tests were completed. The XRT rejects were then subjected to laser sorting to produce a final reject. All material (minus 5/8” HPGR crushed, XRT product, laser product and sorting reject) was sent to the metallurgical laboratory of Resource Development Inc. (now Forte Dynamics Laboratory) in Wheat Ridge, Colorado for subsequent sample preparation, assaying and additional metallurgical testing.

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

The Mt Todd FS assumes that the existing heap leach pad will be left in place and processed through the mill at the end of life of mine. This ultimately is expected to reduce the scope of reclamation of the heap leach pad to the pad liner and regrading only.

Permitting

In September 2014, the EIS was approved. In its Assessment Report, the NT EPA advised that it had assessed the environmental impacts of Vista’s development plans for Mt Todd and concluded that it can proceed, subject to a number of recommendations which are outlined in the Assessment Report. The NT EPA Assessment Report includes 28 recommendations which are addressed as part of the Deemed Mining License.

The approval of the EIS resulted in the requirement to obtain an authorization of a controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization was granted by the Australian Commonwealth Department of Environment and Energy in January 2018.

In November 2018, we applied for the MMP approval, which is the operating permit that sets out how the mine operating strategy will be implemented throughout the life of mine in compliance with the EIS and EPBC requirements. The MMP was approved in June 2021. In July 2024 all MMPs were changed to Deemed Mining Licenses with all of the rights and responsibilities previously conferred by the MMP. All companies have four years to convert the Deemed Mining License to a Mining License. In most cases, existing designs and management plans will be submitted for review and subsequent approval as a Mining License.

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

Water Treatment

We obtained approval of a waste discharge license from the NT Government that authorized the release of treated water from the Mt Todd site during the wet season in accordance with an 80% protection limit environmental standard. We have discharged treated water in compliance with the standards. The existing Batman pit has the capacity to contain approximately 11.5 gigaliters of water. At December 31, 2024, the volume of water in the pit was approximately 2.63 gigaliters. It is expected this volume of water will not present any major issues when resuming operations in the Batman pit.

Project Development Plans

The Company is positioning Mt Todd as a leading development opportunity and continues to work with CIBC Capital Markets as it seeks to realize the best value at the right time.

The Company completed a drilling program during 2024. The total meters drilled was 6,776 and focused on the north end of the Batman deposit and the adjacent SXL. The Company has since initiated the 2025 FS that is anticipated to increase the mineral reserve grade to approximately 1 gram gold per tonne and reduce the initial capex to approximately $400 million while achieving average annual gold production ranging from 150,000 to 200,000 ounces from 5.2 million tpa ore throughput.

Reducing costs and maximizing effectiveness continue to be high priorities in 2025. Vista expects to incur expenditures of approximately $2,400 for its Mt Todd site maintenance and environmental stewardship activities plus $3,200 related to work plans at Mt Todd for: the 2025 FS; purchase of equipment for expansion of Mt Todd’s enhanced water evaporation system; and various planned maintenance projects.

ITEM 3. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

We consider health, safety, and environmental stewardship to be a core value of the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2024, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On February 25, 2025, the last reported sale price of the Common Shares of Vista on the NYSE American was $0.61, there were 123,752,011 Common Shares issued and outstanding, and we had approximately 214 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2024. The Company’s equity compensation plans as of December 31, 2024 were the stock option plan (“Stock Option Plan”), the long-term incentive plan (“LTIP”), and the deferred share unit plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees, and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,478,673	0.01	7,876,528
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,478,673	0.01	7,876,528

As of December 31, 2024, 2,767,673 restricted share units (“RSUs”) were outstanding under the LTIP, 1,661,000 deferred share units (“DSUs”) were outstanding under the DSU Plan, and 50,000 options were outstanding under the Stock Option Plan to acquire an aggregate of 4,478,673 Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2024, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2024 and 2023, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” in this annual report on Form 10-K.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by Maria Vallejo Garcia, Vista’s Director of Projects and Technical Services, and a designated qualified person (or “QP”) as defined by Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Overview

Vista Gold Corp. and its subsidiaries operate as a development-stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations.

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a ready-to-build development-stage gold deposit located in the Tier-1 jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility.

We are positioning Mt Todd as a leading development opportunity within the gold sector. Our strategy is to advance Mt Todd in ways that efficiently position the Project for development while exercising the discipline necessary to best realize value at the right time.

We expect continued strength in the gold price and believe that ready-to-build projects like Mt Todd are attractive development opportunities in the current environment of a strong gold market, diminishing major deposit discoveries, and depleting gold reserves.

The Project offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development. A feasibility study for Mt Todd was completed in 2022, with material project costs and economic returns updated in 2024 (the “Mt Todd FS”). The Mt Todd FS demonstrates strong economics for development of a 50,000 tpd, nominally 17.5 million tpa, operation.

In view of the substantial investment required to develop Mt Todd as a large-scale project, we completed an internal scoping study in 2023 for an alternative 15,000 tpd operation, nominally 5.2 million tpa. In 2024, we undertook additional internal assessments and trade-off studies to evaluate the economic potential for a range of processing and mining rates. These assessments identified the 15,000 tpd operation as the optimal alternative scale project. A project of this scale could reduce financing, development, and operating risks.

In December 2024, Vista commenced a new Mt Todd feasibility study (the “2025 FS”) that aims to increase the reserve grade to 1 g Au/t using a higher cut-off grade and reduce the initial capex by 60% to about $400 million while achieving average annual gold production ranging from 150,000 – 200,000 ounces from 15,000 tpd or 5.2 million tpa throughput. By using contract mining, third-party power generation, and construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this project scale. The 2025 FS will leverage prior technical studies and the work completed for the Mt Todd FS, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver attractive economic returns.

The Company undertook a drilling program during 2024 with a total of 34 holes for 6,776 meters drilled. The program was completed in December 2024 at a cost of $1,891. Results of the program indicate the potential to increase gold mineral reserves in the Batman deposit and successfully delineated the South Cross Lode (“SXL”) over a 400-meter strike length. These drill results, and those from the 2020-2022 drilling program, will be included in the block model for the updated Mt Todd mineral resources estimate and 2025 FS.

During Phase 1, a total of 11 holes were drilled in the northern end of the Batman deposit including several holes drilled outside the limits of blocks defined in the current mineral resource model. This drilling, in conjunction with the 2020-2022 drilling program, provided information that extended the boundaries of the mineralization in the northern section of the Batman deposit. Phase 1 drilling intercepted gold grades higher than estimated in the current block model and mineralization outside the limits of the current mineral resource envelope. We expect Phase 1 drilling to result in an increase in mineral resources in the north end of the Batman deposit. Additionally, we expect this drilling to result in the conversion of a portion of inferred mineral resources within the Mt Todd FS pit design to measured and indicated mineral resources.

During Phase 2, a total of 23 holes were drilled in the SXL, a narrower mineralized structure adjacent to the Batman deposit that extends to the northeast with a current strike length of over 400 meters. Results from this drilling defined the mineralized boundaries of the SXL over the strike length drilled and intersected high-grade sub-structures in the lower portion of 13 holes. The drill hole spacings are acceptable for the definition of measured and indicated mineral resources and are expected to support the expansion in the northeastern section of the mineral resource shell in the new mineral resource model being completed as part of the 2025 FS. For more information on the Company’s 2024 drilling results, please refer to the Company’s 2024 and 2025 drilling news releases, available at www.sec.gov and under our profile at www.sedarplus.ca. The Company’s 2024 and 2025 drilling news release are referenced for informational purposes only and are not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

The Company continues to prioritize the efficient use of resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing share dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible strategic opportunities as ways to enhance its liquidity and deliver shareholder value.

The Mt Todd FS contemplates a plant processing 50,000 tpd and demonstrates the underlying value potential of a large-scale gold project. Highlights include:

●	estimated proven and probable mineral reserves of 6.98 million ounces of gold (280 million tonnes at 0.77 g Au/t) using a gold price of $1,500 for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year life of mine at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3); and
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce and an AUD:USD exchange rate of 0.69.
(4)	Note to investors: Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(5)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in this annual report on Form 10-K for additional information.
(6)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

After Vista completed the Mt Todd FS, the NT enacted the Mineral Royalties Act 2024 (“Royalties Act”) effective July 1, 2024. The Royalties Act replaces the prior net profits royalty regime with an ad valorem royalty regime for new mines. Under the Royalties Act, a 3.5% ad valorem royalty rate will be applied to gold production from Mt Todd. This represents a nearly 50% reduction in payable NT royalties compared to the Mt Todd FS and should result in improved project economics. Under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine.

The Mt Todd FS includes mineral resource and mineral reserve estimates pursuant to Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition

Standards”) based on mine plans developed using a gold price in line with current market conditions at the time of the study.

In addition to the technical advancements of the Project in 2023 and 2024, Vista has all major operating and environmental permits necessary to initiate development of Mt Todd. We have invested significant resources in water treatment and management, and environmental and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, creating a strong social license.

Mineral Resources and Mineral Reserves Estimates

The following table presents the estimated mineral resources for the Project. The following mineral resources and mineral reserves were prepared in accordance with both S-K 1300 standards and CIM Definition Standards.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895

Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year 8,201 K US$, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide, 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTMpit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of SK-1300 is December 31, 2024. There have been no changes in the mineral resource estimates since December 31, 2023 because upon review the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2024.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2024.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

There was no change in mineral resource estimates as of December 31, 2024 compared to December 31, 2023 as the same material assumptions and criteria were determined to continue to apply to the mineral resource estimates and there was no conversion of mineral resources into mineral reserves in the fiscal year ending December 31, 2024.

Mt Todd Gold Project – Summary of Gold Mineral Reserves based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman pit optimization and design are based on a gold price of US$1500 per ounce of gold with an elevated cutoff grade of 0.35 g Au/t.
●	Batman deposit Proven and Probable mineral reserves are reported with a net smelter return royalty based on a gold price of $1,800 per ounce of gold. Deepak Malhotra is the QP responsible for reporting the Heap Leach Pad mineral reserves.
●	Because all the Heap Leach Pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2024. There have been no changes in the mineral reserve estimates since December 31, 2023 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2024, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2024.

There was no change in mineral reserve estimates as of December 31, 2024 compared to December 31, 2023 as the same material assumptions and criteria were determined to continue to apply to the mineral reserve estimates and there was no depletion of mineral reserves in the fiscal year ending December 31, 2024 as Mt. Todd is in the development stage.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

Results from Operations

Summary

Consolidated net income for the year ended December 31, 2024 was $11,249 or $0.09 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net loss for the year ended December 31, 2023 was $6,585, or $0.05 per Common Share on both a basic and diluted basis. The principal components of our 2024 net income and the year-over-year changes are discussed below.

The Company had cash of $16,950, working capital of $16,457, and no debt as of December 31, 2024.

Gain on Grant of Royalty Interest in Mineral Titles

The Company recognized a gain on grant of royalty interest in mineral titles of $16,909 in June 2024. The gain comprises the previously deferred gain on instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value of $3,091 as of the date the final instalment was received.

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs, including fixed costs, project programs, and non-cash stock-based compensation, were $3,458 and $3,220 during the years ended December 31, 2024 and 2023, respectively. These costs comprised fixed costs and project program costs at Mt Todd.

For the years ended December 31, 2024 and 2023, our fixed exploration, property evaluation and holding costs totaled $2,921 and $2,808, respectively. These costs included expenditures necessary to preserve our property rights and meet our safety, regulatory and environmental responsibilities. The principal components of the increase in 2024 included expenses related to the 2024 drilling program that did not qualify as development drilling and greater focus by corporate personnel on site-related projects.

Expenses incurred for 2024 Mt Todd project programs totaled $537, including $408 for various technical studies. Expenses incurred for 2023 Mt Todd project programs totaled $412, including $110 for amendments to the Deemed Mining License and $110 for costs related to securing a development partner.

Included in the 2024 and 2023 exploration, property evaluation and holding costs were non-cash stock-based compensation of $182 and $180, respectively.

Corporate Administration

Corporate administration costs were $3,663 and $3,504 during the years ended December 31, 2024 and 2023, respectively. The 2024 and 2023 corporate administration costs included non-cash stock-based compensation of $502 and $456, respectively. Costs were generally higher during 2024 due to legal costs of $137 related to a tax matter in Mexico and board of director expenses being higher by $119 due to an increase in board size. Other recurring administrative expenses were lower by $72 on a combined basis. Corporate project program costs were lower by $70, largely due to costs incurred in 2023 related to the Royalty Agreement that did not recur in 2024.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900, partially offset by selling expense of $98.

Non-Operating Income and Expenses

Interest Income

Interest income was $701 and $263 during the years ended December 31, 2024 and 2023, respectively. The increase in 2024 was due to a higher average cash balance, which resulted primarily from the proceeds received under the Royalty Agreement (as defined below).

Other Income

Other Income/(Expense) was $13 and ($84) for the years ended December 31, 2024 and 2023, respectively. Other income in 2024 was due to a gain on sale of marketable securities that were received from a legacy non-core operation that had no net book value. Other expense in 2023 was due to legal costs for the Company’s efforts to recover additional value-added tax from the previous sale of a non-core asset.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $5,735 and $5,861 for the years ended December 31, 2024 and 2023, respectively. The decrease in operating cash outflows largely resulted from higher interest income and capitalization of direct labor costs associated with the development drilling program that were recognized as investing activities, offset by slightly higher spending on operating costs.

Investing Activities

Net cash provided by investing activities of $15,593 for the year ended December 31, 2024 resulted primarily from receiving the final two instalment payments totaling $17,000 under the Royalty Agreement and $802 for the sale of certain used mill equipment, net of selling costs. These inflows were partially offset by expenditures for capitalized development drilling costs of $1,865 and additions to plant and equipment of $344.

Net cash provided by investing activities of $2,949 for the year ended December 31, 2023 resulted primarily from the $3,000 initial Royalty payment.

Financing Activities

Net cash of $1,023 for the year ended December 31, 2024 was provided by financing activities. These activities include receipt of net proceeds of $1,108 under the ATM Program (as defined below) offset by payments of $85 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Net cash of $871 for the year ended December 31, 2023 was provided by financing activities. These activities include receipt of net proceeds of $1,013 under the ATM Program (as defined below) offset by payments of $142 for employee withholding tax obligations in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and Capital Resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of December 31, 2024, comprising cash and cash equivalents of $16,950, reflected a net increase of $10,881 during the year ended December 31, 2024.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $16,457 and $5,576 at December 31, 2024 and December 31, 2023, respectively. This represents a net increase of $10,881 during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company’s primary sources of cash inflows were: $17,000 from its grant of the Royalty on Mt Todd; $1,108 from equity financings; $802 upon sale of a portion of its used mill equipment; and $701 from interest income. As of December 31, 2024, Vista has received the entire $20,000 as set forth in the Royalty Agreement. Use of cash received from Wheaton is limited to advancing Mt Todd and general corporate purposes. These sources of cash were partially offset by net operating cash outflows excluding interest of $6,436 and other expenditures of $2,294. Recurring costs for corporate administration and Mt Todd maintenance were most of the Company’s net operating cash outflows during the year ended December 31, 2024. Of the other expenditures, $1,865 related to Vista’s development drilling program at Mt Todd. Additional details regarding 2024 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following December 31, 2024, the Company estimates net recurring costs will be approximately $6,400, plus $3,200 related to work plans at Mt Todd for: the 2025 FS; purchase of equipment for expansion of Mt Todd’s enhanced water evaporation system; and various planned maintenance projects. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital and interest income.

In addition to Vista’s existing capital resources, we are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $8,000 (the “ATM Program”). The ATM Agreement was refreshed in November 2024. During the year ended December 31, 2024, the Company issued 1,722,966 Common Shares under the ATM Program for net proceeds of $1,108. As of December 31, 2024, $7,783 remained available under the ATM Program.

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

We believe our Working Capital as of December 31, 2024, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this annual report on Form 10-K.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or find other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2024
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,673)	$(1,638)	$15,633	$(1,073)
Basic income/(loss) per share	$(0.02)	$(0.01)	$0.13	$(0.01)
2023
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,657)	$(1,454)	$(1,503)	$(1,971)
Basic income/(loss) per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

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

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	kozs	3,353	6,313

Operating Costs	US$ millions	2,641	5,420
Refining Cost	US$ millions	12	23
Royalties	US$ millions	181	324
Cash Costs	US$ millions	2,834	5,767
Cash Cost per ounce	US$/oz	$845	$913

Sustaining Capital	US$ millions	388	759
All-In-Sustaining Costs	US$ millions	3,222	6,526
AISC per ounce	US$/oz	$961	$1,034

Initial capital requirements	US$ millions		$1,030
Initial capital requirements per payable ounce of gold	US$/oz		$163

	Units	Years 1-7(1)	Life of Mine (16 years)
Payable Gold	kozs	3,353	6,313
Tonnes processed	kt	124,299	280,375

Mining Costs	US$ millions	$ 1,194	$ 2,153
Processing Costs	US$ millions	1,264	2,863
Site General and Administrative Costs	US$ millions	138	293
Water Treatment	US$ millions	34	84
Tailings Management	US$ millions	12	27
Refining Cost	US$ millions	12	23
Royalties	US$ millions	181	324
Cash Costs	US$ millions	$ 2,834	$ 5,767

Per Payable Ounce:
Mining Cost per ounce	$/oz	$356.19	$341.05
Processing Cost per ounce	$/oz	376.89	453.41
Site General and Administrative Costs per ounce	$/oz	41.16	46.44
Water Treatment per ounce	$/oz	10.01	13.33
Tailings Management per ounce	$/oz	3.48	4.20
Refining Cost per ounce	$/oz	3.65	3.68
Royalties per ounce	$/oz	54.00	51.32
Cash Cost per ounce	$/oz	$845.39	$913.43

Per Tonne Processed:
Mining Cost per tonne processed	$/tonne	$9.61	$7.68
Processing Cost per tonne processed	$/tonne	10.17	10.21
Site General and Administrative Costs per tonne processed	$/tonne	1.11	1.05
Water Treatment per tonne processed	$/tonne	0.27	0.30
Tailings Management per tonne processed	$/tonne	0.09	0.09
Refining Cost per tonne processed	$/tonne	0.10	0.08
Royalties per tonne processed	$/tonne	1.46	1.16
Cash Cost per tonne processed	$/tonne	$22.80	$20.57

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2024, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”), as of December 31, 2024 and 2023, and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Vista Gold Corp. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Davidson & Company LLP

Vancouver, Canada

Chartered Professional Accountants

February 28, 2025

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$16,950	$6,069
Other current assets	553	446
Total current assets	17,503	6,515

Non-current assets:
Mineral properties (Note 3)	920	2,146
Plant and equipment, net (Note 4)	482	204
Other non-current assets	69	69
Total non-current assets	1,471	2,419
Total assets	$18,974	$8,934

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$160	$190
Accrued liabilities and other (Note 5)	886	749
Total current liabilities	1,046	939
Non-current liabilities:
Deferred gain on grant of royalty (Note 6)	—	3,000
Other liabilities	21	44
Total non-current liabilities	21	3,044
Total liabilities	1,067	3,983

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2024 - 123,552,011 and 2023 - 121,088,494 (Note 7)	478,061	476,354
Accumulated deficit	(460,154)	(471,403)
Total shareholders’ equity	17,907	4,951
Total liabilities and shareholders’ equity	$18,974	$8,934

Approved by the Board of Directors

/s/ Patrick F. Keenan	/s/ John M. Clark
Patrick F. Keenan	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023
Operating income (expense):
Exploration, property evaluation and holding costs	$(3,458)	$(3,220)
Corporate administration	(3,663)	(3,504)
Depreciation and amortization	(55)	(40)
Gain on grant of royalty interest in mineral titles (Note 6)	16,909	—
Gain on sale of plant and equipment (Note 4)	802	—
Total operating income (expense), net	10,535	(6,764)

Non-operating income (expense):
Interest income	701	263
Other income (expense)	13	(84)
Total non-operating income	714	179

Income (loss) before income taxes	11,249	(6,585)
Net income (loss)	$11,249	$(6,585)

Basic:
Weighted average number of shares outstanding	122,198,006	120,471,317
Net income (loss) per share	$0.09	$(0.05)

Diluted:
Weighted average number of shares outstanding	125,611,300	120,471,317
Net income (loss) per share	$0.09	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2023	118,480,878	$474,847	$(464,818)	$10,029
Shares issued, net of offering costs	1,710,068	1,013	—	1,013
Shares issued (RSUs vested, net of shares withheld)	412,548	(142)	—	(142)
Shares issued (shares issued in exchange for vested DSUs)	485,000	—	—	—
Stock-based compensation	—	636	—	636
Net loss	—	—	(6,585)	(6,585)
Balances at December 31, 2023	121,088,494	$476,354	$(471,403)	$4,951

Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	1,722,966	1,108	—	1,108
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (shares issued in exchange for vested DSUs)	295,000	—	—	—
Stock-based compensation	—	684	—	684
Net income	—	—	11,249	11,249
Balances at December 31, 2024	123,552,011	$478,061	$(460,154)	$17,907

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,249	$(6,585)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	55	40
Stock-based compensation	684	636
Gain on grant of royalty interest in mineral titles	(16,909)	—
Gain on sale of plant and equipment	(802)	—
Change in working capital account items:
Other current assets	(107)	91
Accounts payable, accrued liabilities and other	95	(43)
Net cash used in operating activities	(5,735)	(5,861)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	17,000	3,000
Net proceeds from sale of plant and equipment	802	—
Additions to plant and equipment	(344)	(51)
Capitalized mineral property development costs	(1,865)	—
Net cash provided by investing activities	15,593	2,949
Cash flows from financing activities:
Proceeds from equity financing, net	1,108	1,013
Payment of taxes from withheld shares	(85)	(142)
Net cash provided by financing activities	1,023	871

Net increase (decrease) in cash and cash equivalents	10,881	(2,041)
Cash and cash equivalents, beginning of period	6,069	8,110
Cash and cash equivalents, end of period	$16,950	$6,069

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries operate as a development-stage company in the gold mining industry. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. Our strategy is to position Mt Todd as a development opportunity within the gold sector. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit, and de-risk the Project. We do not currently generate recurring positive cash flows from mining operations.

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

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: gain recognition; asset impairments; capitalization of development costs; valuation allowances for deferred tax assets; uncertain tax positions; the fair value and accounting treatment of stock-based compensation; and the provision for environmental liabilities. Management based its estimates on historical experience, evaluation of pertinent circumstances, and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from amounts estimated in these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2024 and 2023, net foreign currency gains/(losses) were insignificant.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are expensed as incurred until mineral reserves reported in accordance with Item 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, are established and the Company deems development activities to have commenced. Drilling and related costs are capitalized for an ore body where proven and probable mineral reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred mineral resources to proven and probable mineral reserves. All other drilling and related costs are expensed as incurred.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are sold or abandoned, any unamortized costs will be charged to expense in that period.

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

Reclassifications

Certain amounts presented have been reclassified within the Operating Income (Expense) section of the Consolidated Statements of Income/(Loss) to conform with the current period presentation, including a prior year reclassification from Exploration, property evaluation and holding costs to Corporate Administration. There was no change to the Consolidated Balance Sheets, Consolidated Statements of Shareholders’ Equity, and Statement of Cash Flows from the reclassification.

Recently Adopted Accounting Standards

In 2024, we adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Management has evaluated the Company’s operations and concluded it has one reportable operating segment which will now require expanded disclosure. Adoption was made retroactively with segment disclosure included for the years ended December 31, 2024 and 2023. This standard has not changed the processing, recording, or presentation of financial data, other than providing a table with disclosure of more detailed expense categories for the Company’s single operating segment.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires all public entities to disclose disaggregated information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments in ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 allows for early adoption and requires either prospective adoption to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospective adoption for any or all prior periods presented in the financial statements. The Company is currently assessing the impact of adopting ASU 2024-03 on the consolidated financial statements and related disclosures.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2024	At December 31, 2023
Mt Todd, Australia	$920	$2,146

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

Drilling and related costs are capitalized for an ore body where proven and probable mineral reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred mineral resources to proven and probable mineral reserves. All other drilling and related costs are expensed as incurred. Capitalized mineral property development drilling costs totaled $1,865 in the year ended December 31, 2024. The Company derecognized $3,091 of mineral property costs, inclusive of $945 of capitalized development drilling costs, in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	December 31, 2024			December 31, 2023
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,732	$5,250	$482	$5,415	$5,211	$204
Corporate, United States	303	303	—	303	303	—
	$6,035	$5,553	$482	$5,718	$5,514	$204

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expenses of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at December 31, 2024 and December 31, 2023:

	At December 31, 2024	At December 31, 2023
Accrued accounts payable	$273	$152
Accrued employee compensation and benefits	576	597
Other current liabilities	37	—
	$886	$749

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

The Royalty Agreement provided for Vista Gold Australia to receive a total of $20,000 in three installments, all of which were received by Vista prior to June 30, 2024. Upon receipt of the final instalment in June 2024, the Company recognized a gain on grant of royalty interest in mineral titles of $16,909. The gain comprises previously deferred instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value as of the date the final instalment was received.

A security interest was granted by Vista Gold Australia to Wheaton. The security includes, among other things, a mortgage over the Mt Todd tenements and a collateralized interest in the assets, rights and interests of Vista Gold Australia.

7. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright (the “ATM Program”). The ATM Agreement was refreshed in November 2024 to allow for aggregate sales proceeds of up to $8,000. No securities can be offered in Canada under the ATM Agreement. As of December 31, 2024, $7,783 remained available under the ATM Program.

During the year ended December 31, 2024 the Company sold 1,722,966 Common Shares for net proceeds of $1,108 under the ATM Program. During the year ended December 31, 2023 the Company sold 1,710,068 Common Shares for net proceeds of $1,013 under the ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended.

Other Share Issuances

During the years ended December 31, 2024 and 2023, we issued 445,551 and 412,548 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”). During the years ended December 31, 2024 and 2023, we issued 295,000 and 485,000 Common Shares, respectively, in exchange for deferred share units (“DSUs”) held by directors of the Company whose service on the board of directors ended in those years.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2022	7,408,101	$1.25	1.5
As of December 31, 2023	7,408,101	$1.25	0.5
Expired	(7,408,101)	$1.25
As of December 31, 2024	—

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

Stock-based compensation expense for the years ended December 31, 2024 and 2023 was:

	Year Ended December 31,
	2024	2023
RSUs	$391	$392
DSUs	293	244
	$684	$636

As of December 31, 2024, unrecognized compensation expense for RSUs was $288, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2022	1,472,008	$0.60
Granted	1,163,000	0.37
Cancelled/forfeited	(335,786)	0.58
Vested, net of shares withheld	(412,548)	0.60
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Cancelled/forfeited	(409,450)	0.50
Vested, net of shares withheld	(445,551)	0.59
Unvested - December 31, 2024	2,767,673	$0.30

During the years ended December 31, 2024 and 2023, the Company withheld shares equivalent to the value of employee withholding tax obligations which resulted from RSUs vesting in the period. Shares withheld are considered cancelled/forfeited.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 31% will vest based on fixed future dates, and approximately 69% will vest on share-price criteria. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. During the year ended December 31, 2024, the Board of Directors granted 767,000 DSUs and the Company recognized $293 of DSU expense. During the year ended December 31, 2023, the Board of Directors granted 420,000 DSUs and the Company recognized $244 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2022	1,254,000	$0.72
Granted	420,000	0.58
Shares issued to participants	(485,000)	0.69
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - December 31, 2024	1,661,000	$0.54

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2022	1,367,000	$0.71	0.64	$—
Expired	(967,000)	0.71
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - December 31, 2024	50,000	$0.51	0.25	$2

Exercisable - December 31, 2024	50,000	$0.51	0.25	$2

Weighted Average Common Shares

	At December 31,
	2024	2023
Basic Common Shares	122,198,006	120,471,317
Effect of dilutive stock-based awards	3,413,294	—
Diluted Common Shares	125,611,300	120,471,317

Unvested RSUs representing 108,668 Common Shares, Stock Options to purchase 350,000 Common Shares, and warrants to purchase 7,408,101 Common Shares were outstanding during part of the year ended December 31, 2024 but were not included in the computation of diluted weighted average Common Shares outstanding because their effect would have been anti-dilutive.

As the Company was in a net loss position for the year ended December 31, 2023, all potentially dilutive Common Shares were considered antidilutive.

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

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallows the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. MGS believes it has valid assertions against the SAT assessment and other available tax positions to partially mitigate the assessment issued by the SAT. The outcome of this matter is unknown, but management estimates the effect of a negative court ruling could create a potential liability of up to approximately $3,500 for income taxes, assessable interest, and penalties.

9. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2024 and 2023, all cash and cash equivalents were held as liquid bank deposits and/or government instruments in the United States or Australia.

There were no significant non-cash transactions for the years ended December 31, 2024 and 2023.

10. Income Taxes

The Company’s U.S. and foreign source income/(loss) were:

	Years Ended December 31,
	2024	2023
U.S.	$(64)	$(154)
Canada	(14,764)	(3,097)
Other foreign, net	26,077	(3,334)
	$11,249	$(6,585)

During the years ended December 31, 2024 and 2023, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S., Canada, and other foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Rate Reconciliation

Reconciliations between the Company’s combined income (loss) taxed at statutory rates and the income tax (benefit)/expense were:

	Years Ended December 31,
	2024	2023
Combined income taxed at statutory rates	$2,363	$(1,383)
Increase (decrease) in taxes from:
State Tax	9	5
Stock-based compensation	130	117
Meals and Entertainment	1	1
Imputed interest	71	60
Other adjustments	(366)	(7)
Expiring NOLs	—	137
Inflation adjustment	—	—
Prior year provision to actual adjustments	(313)	580
Change in U.S. tax rate	4	—
Differentials in foreign tax rates	1,464	(484)
Changes in foreign exchange rates	1,860	(77)
Changes in valuation allowances affecting income tax expense or benefit	(5,223)	1,051
Income tax (benefit)/expense	$—	$—

Deferred Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets and liabilities were:

	December 31,
	2024	2023
Deferred income tax assets
Excess tax basis over book basis of property, plant and equipment	$6,924	$7,225
Operating loss carryforwards	41,440	40,817
Capital loss carryforwards	14,954	14,394
Capital expenditures	366	366
Stock compensation	33	54
VAT recoverable	144	176
Unrealized foreign exchange gain/loss	6	7
Offering costs	104	157
Accrued vacation	24	22
Other	—	—
Total future tax assets	63,995	63,218
Valuation allowance for future tax assets	(57,995)	(63,218)
	6,000	—
Deferred income tax liabilities
Deferred proceeds for tax purposes from royalty transaction	6,000	—
Other investments	—	—
	6,000	—

Total deferred taxes, net	$—	$—

Valuation Allowance on Canadian and Foreign Tax Assets

We establish a valuation allowance against income tax assets if, based on available information, it is more likely than not that all of the assets will not be realized. The valuation allowances of $57,995 and $63,218 at December 31, 2024 and 2023, respectively, related mainly to operating loss carryforwards where utilization is not deemed to be more likely than not. The Company periodically assesses both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to expiration.

Loss Carryforwards

The Company’s tax loss carryforwards expire as follows:

	Noncapital Canada	U.S.	Mexico	Barbados	Total
2025	—	—	79	6	85
2026	1,027	—	815	5	1,847
2027	847	—	—	7	854
2028	5,245	—	—	7	5,252
2029	4,022	—	—	2	4,024
2030	5,032	1,359	—	12	6,403
2031	3,806	3,407	71	7	7,291
2032	6,397	2,323	49	—	8,769
2033	6,185	3,098	46	—	9,329
2034	4,420	—	82	—	4,502
2035	3,729	2	—	—	3,731
2036	2,799	2,655	—	—	5,454
2037	1,916	2,482	—	—	4,398
2038	2,666	—	—	—	2,666
2039	3,338	—	—	—	3,338
2040	2,829	—	—	—	2,829
2041	3,195	—	—	—	3,195
2042	734	—	—	—	734
2043	2,905	—	—	—	2,905
2044	2,470	—	—	—	2,470
	$63,562	$15,326	$1,142	$46	$80,076

U.S. loss carryforwards for tax years beginning in 2018 of $2,372, Canadian capital loss carryforwards of $110,770 and Australian net operating losses of $67,063, which do not expire, are not included in the previous table.

Tax Statute of Limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions, and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2020 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2020. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2019.

Although certain tax years are closed under the statute of limitations, tax authorities can still adjust losses being carried forward to open years. See Note 8 for discussion of ongoing legal matters associated with an assessment by the SAT.

11. Segment Information

The Company has one reportable segment: Australia. The Australia segment conducts exploration, development, and care and maintenance activities at Vista’s principal asset, the Mt Todd gold project in Northern Territory, Australia. This segment does not presently report any revenues from operations. Through the Australia segment, the Company seeks to position Mt Todd as a development opportunity within the gold sector. The Company’s chief operating decision maker is the Chief Executive Officer (“CODM”). The CODM uses consolidated net income/loss as the measure of segment profit and loss to assess performance and allocate resources.

We reported no revenues during the years ended December 31, 2024 or 2023. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

	Year Ended December 31,
	2024	2023
Australia segment operating income (expense):
Gain on grant of royalty interest in mineral titles	$16,909	$—
Employee Compensation	(1,749)	(1,675)
Drilling	(1,891)	—
Capitalized Development Drilling	1,865	—
Project Programs	(506)	(412)
Site Holding	(458)	(307)
Administrative	(388)	(384)
Consulting & Contract Services	(201)	(222)
Power	(130)	(220)
Depreciation and amortization	(55)	(40)
Australia segment operating income (loss)	13,396	(3,260)

Reconciliation to operating income (loss)
Corporate administration	(3,663)	(3,504)
Gain on sale of plant and equipment	802	—
Total operating income (expense), net	10,535	(6,764)

Non-operating income:
Interest income	701	263
Other income (expense)	13	(84)
Total non-operating income	714	179

Net income (loss)	$11,249	$(6,585)

Australia segment expenditures: mineral property and capital assets	$2,209	$51

	At December 31, 2024	At December 31, 2023
Australia segment long-lived assets	$1,402	$2,350

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2024, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) None.

(b) During the quarter ended December 31, 2024, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2024 pursuant to Regulation 14A promulgated under the Exchange Act for the 2025 Annual General and Special Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, Canada, PCAOB ID 731).

2.	Consolidated Balance Sheets – As of December 31, 2024 and 2023.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2024 and 2023.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2024 and 2023.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2024 and 2023.

6.	Notes to Consolidated Financial Statements.

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
10.01

Agreement, dated March 1, 2006, among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp. filed as Exhibit 10.2 to the Company’s Form 8-K, dated February 28, 2006 and incorporated herein by reference (File No. 1-09025)

10.02**	Deed of Variation, previously filed as Exhibit 10.1 to the Company’s Form 8-K dated December 2, 2020 and incorporated herein by reference (File No. 1-09025)
10.03	At-the-Market Offering Agreement dated November 8, 2024, previously filed as Exhibit 1.1 to the Company’s Form 8-K dated November 8, 2024 and incorporated herein by reference (File No. 1-09025)
10.04*	Amended Long Term Equity Incentive Plan of Vista Gold filed as Appendix D to the Company’s Proxy Statement on March 17, 2023 and incorporated herein by reference (File No. 1-09025)
10.05*	Deferred Share Unit Plan of Vista Gold filed as Appendix E to the Company’s Proxy Statement on March 17, 2022 and incorporated herein by reference (File No. 1-09025)
10.06*

Amended and Restated Employment Agreement of Frederick H. Earnest, dated May 26, 2022 previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.07*

Amended and Restated Employment Agreement of Douglas L. Tobler, dated May 26, 2022 previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.08*	Amended and Restated Employment Agreement of Pamela A. Solly, dated May 26, 2022
10.09

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated February 10, 2014, previously filed as Exhibit 10.13 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

10.10

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated April 26, 2017, previously filed as Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

10.11

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference (File No. 1-09025)

10.12

Royalty Agreement dated December 13, 2023, between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 15, 2023 and incorporated herein by reference (File No. 1-09025)

10.13

General Security Deed, by and between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 27, 2024 and incorporated herein by reference (File No. 1-09025)

19

Vista Gold Corp. Insider Trading Policy, dated March 5, 2023, previously filed as Exhibit 19 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

21	Subsidiaries of the Company
23.1	Consent of Davidson & Company LLP, Vancouver, Canada, Chartered Professional Accountants
23.2	Consent of Tetra Tech, Inc.
23.3	Consent of Maurie Marks
23.4	Consent of Rex Clair Bryan
23.5	Consent of Thomas L. Dyer
23.6	Consent of Amy L. Hudson
23.7	Consent of April Hussey
23.8	Consent of Chris Johns
23.9	Consent of Max Johnson
23.10	Consent of Deepak Malhotra
23.11	Consent of Zvonimir Ponos
23.12	Consent of Vicki Scharnhorst
23.13	Consent of Keith Thompson
23.14	Consent of Maria Vallejo Garcia
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

Technical Report Summary for the Mt Todd Gold Project, previously filed as Exhibit 96.1 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-9025)

97

Vista Gold Corp. Incentive Compensation Recovery Policy, previously filed as Exhibit 97 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

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

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended

December 31, 2024 and 2023, (ii) Consolidated Balance Sheets at December 31, 2024 and 2023, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: February 28, 2025	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: February 28, 2025	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: February 28, 2025	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: February 28, 2025	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	February 28, 2025
* John M. Clark	Director	February 28, 2025
* Deborah J. Friedman	Director	February 28, 2025
* Patrick F. Keenan	Director	February 28, 2025
* Tracy A. Stevenson	Director	February 28, 2025
* Michel Sylvestre	Director	February 28, 2025
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.