Form 10-Q
period 2025-03-31
VISTA GOLD CORP
filed 2025-05-01
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 124,830,502 common shares, without par value, outstanding as of April 24, 2025.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2025

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	March 31,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$14,970	$16,950
Other current assets	400	553
Total current assets	15,370	17,503

Non-current assets:
Mineral properties (Note 3)	1,070	920
Plant and equipment, net (Note 4)	494	482
Other non-current assets	69	69
Total non-current assets	1,633	1,471
Total assets	$17,003	$18,974

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$312	$160
Accrued liabilities and other (Note 5)	1,084	886
Total current liabilities	1,396	1,046
Non-current liabilities:
Other liabilities	25	21
Total non-current liabilities	25	21
Total liabilities	1,421	1,067

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2025 - 124,555,502 and 2024 - 123,552,011 (Note 7)	478,444	478,061
Accumulated deficit	(462,862)	(460,154)
Total shareholders’ equity	15,582	17,907
Total liabilities and shareholders’ equity	$17,003	$18,974

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Operating income (expense):
Exploration, property evaluation and holding costs	$(1,538)	$(752)
Corporate administration	(1,298)	(1,256)
Depreciation and amortization	(22)	(12)
Gain on sale of plant and equipment (Note 4)	—	802
Total operating expense, net	(2,858)	(1,218)

Non-operating income (expense):
Interest income	169	103
Other income (expense)	(19)	42
Total non-operating income	150	145

Loss before income taxes	(2,708)	(1,073)
Net loss	$(2,708)	$(1,073)

Basic:
Weighted average number of shares outstanding	123,873,020	121,217,992
Net loss per share	$(0.02)	$(0.01)

Diluted:
Weighted average number of shares outstanding	123,873,020	121,217,992
Net loss per share	$(0.02)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	100,000	53	—	53
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Stock-based compensation	—	291	—	291
Net loss	—	—	(1,073)	(1,073)
Balances at March 31, 2024	121,634,045	$476,613	$(472,476)	$4,137

Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	400,000	269	—	269
Shares issued (RSUs vested, net of shares withheld)	603,491	(245)	—	(245)
Stock-based compensation	—	359	—	359
Net loss	—	—	(2,708)	(2,708)
Balances at March 31, 2025	124,555,502	$478,444	$(462,862)	$15,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,708)	$(1,073)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	22	12
Stock-based compensation	359	291
Gain on sale of plant and equipment	—	(802)
Change in working capital account items:
Other current assets	153	44
Accounts payable, accrued liabilities and other	354	210
Net cash used in operating activities	(1,820)	(1,318)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	—	7,000
Net proceeds from sale of plant and equipment	—	802
Additions to plant and equipment	(34)	(51)
Capitalized mineral property development costs	(150)	(504)
Net cash provided by/(used in) investing activities	(184)	7,247
Cash flows from financing activities:
Proceeds from equity financing, net	269	—
Payment of taxes from withheld shares	(245)	(85)
Net cash provided by/(used in) financing activities	24	(85)

Net increase (decrease) in cash and cash equivalents	(1,980)	5,844
Cash and cash equivalents, beginning of period	16,950	6,069
Cash and cash equivalents, end of period	$14,970	$11,913

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments, reclassifications, and disclosures necessary for a fair presentation of these interim statements are included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2024 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (“2024 Financial Statements”). The balance sheet as of December 31, 2024 as presented herein was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted. Certain prior period amounts presented were reclassified within the Operating Income (Expense) section of the Unaudited Condensed Consolidated Statements of Income/(Loss) and within the Unaudited Condensed Consolidated Statements of Cash Flows to conform with the current period presentation.

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

2. Significant Accounting Policies

Significant accounting policies are included in the 2024 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2025	At December 31, 2024
Mt Todd, Australia	$1,070	$920

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

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $150 and $504 in the three months ended March 31, 2025 and 2024, respectively. The Company derecognized $3,091 of mineral property costs in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	March 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,766	$5,272	$494	$5,732	$5,250	$482
Corporate, United States	303	303	—	303	303	—
	$6,069	$5,575	$494	$6,035	$5,553	$482

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expense of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at March 31, 2025 and December 31, 2024:

	At March 31, 2025	At December 31, 2024
Accrued accounts payable	$541	$273
Accrued employee compensation and benefits	506	576
Other current liabilities	37	37
	$1,084	$886

6. Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a royalty agreement with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd (the “Royalty Agreement”).

Pursuant to the terms of the Royalty Agreement, Wheaton agreed to provide Vista with $20,000 cash in three instalments to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd, in exchange for payments of a portion of the gross revenue from Mt Todd, (the “Royalty”). As of March 31, 2024, the first two instalments totaling $10,000 had been received. This amount was presented as deferred gain on grant of royalty at March 31, 2024. The final instalment of $10,000 was received in June 2024. Upon receipt of the final instalment in June 2024, the Company recognized a gain on grant of royalty interest in mineral titles of $16,909. The gain comprised previously deferred instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value as of the date the final instalment was received.

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

7. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to issue and sell Common Shares in the capital of the Company (each a “Common Share”) through Wainwright (the “ATM Program”). The ATM Agreement was refreshed in November 2024 to allow for aggregate sales proceeds of up to $8,000.

During the three months ended March 31, 2025, the Company realized net proceeds of $269 under the ATM Program. During the three months ended March 31, 2024, the Company realized net proceeds of $53 under the ATM Program, which were settled in April 2024. As of March 31, 2025, $7,506 remained available under the ATM Program.

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

Stock-based compensation expense was:

	Three Months Ended March 31,
	2025	2024
RSUs	$108	$83
DSUs	251	208
	$359	$291

As of March 31, 2025, unrecognized compensation expense for RSUs was $658, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Forfeited	(225,836)	0.43
Vested	(629,165)	0.59
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(184,750)	0.30
Vested	(904,254)	0.38
Unvested - March 31, 2025	2,688,669	$0.34

During the three months ended March 31, 2025 and 2024, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $245 and $85, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the three months ended March 31, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense. During the three months ended March 31, 2024, the Board granted 612,000 DSUs and the Company recognized $208 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - March 31, 2025	2,025,000	$0.57

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - December 31, 2024	50,000	$0.51	0.25	$2
Expired	(50,000)	0.51
Outstanding - March 31, 2025	—

Weighted Average Common Shares

	Three Months Ended March 31,
	2025	2024
Basic Common Shares	123,873,020	121,217,992
Effect of dilutive stock-based awards	—	—
Diluted Common Shares	123,873,020	121,217,992

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three months ended March 31, 2025 and 2024.

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

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallows the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. MGS believes it has valid assertions against the SAT assessment and other available tax positions to partially mitigate the assessment issued by the SAT. The outcome of this matter is unknown, but management estimates the effect of a negative court ruling could create a potential liability of up to approximately $3,600 for income taxes, assessable interest, and penalties.

In April 2025, the Company agreed to plead guilty to two counts under the Northern Territory Aboriginal Sacred Sites Act 1989. The counts resulted from drilling undertaken by Vista in 2021 and 2022. Penalties will be determined by the court.

9. Segment Information

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

We reported no revenues during the three months ended March 31, 2025 or 2024. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

	Three Months Ended March 31,
	2025	2024
Australia segment operating income (expense):
Employee compensation	$(544)	$(431)
2025 feasibility study and related costs	(739)	—
Drilling and related costs	(24)	(414)
Capitalized development costs	150	504
Project programs	(52)	(126)
Site holding	(176)	(118)
Administrative	(85)	(77)
Consulting & contract services	(27)	(35)
Power	(41)	(55)
Depreciation and amortization	(22)	(12)
Australia segment operating income (loss)	(1,560)	(764)

Reconciliation to operating income (loss)
Corporate administration	(1,298)	(1,256)
Gain on sale of plant and equipment	—	802
Total operating income (expense), net	(2,858)	(1,218)

Non-operating income:
Interest income	169	103
Other income (expense)	(19)	42
Total non-operating income	150	145

Net income (loss)	$(2,708)	$(1,073)

Australia segment expenditures: mineral property and capital assets	$184	$555

	At March 31, 2025	At December 31, 2024
Australia segment long-lived assets	$1,564	$1,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

We are building on the strengths of Mt Todd and working to position it as a leading development opportunity within the gold sector. We expect continued strength in the gold price.

The Project offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development. A feasibility study for Mt Todd was completed in 2022, with material project costs and economic returns updated in 2024 (the “2024 FS”). The 2024 FS demonstrated strong economics for development of a 50,000 tonnes per day (“tpd”), nominally 17.5 million tonnes per annum (“tpa”), operation.

Given the substantial investment required to develop Mt Todd as a large-scale project, we completed an internal scoping study in 2023 for an alternative 15,000 tpd operation, nominally 5.2 million tpa. In 2024, we undertook additional internal assessments and trade-off studies to evaluate the economic potential for a range of processing and mining rates. The assessments identified the 15,000 tpd operation as the optimal alternative scale project. A project of this scale could reduce financing, development, and operating risks.

In December 2024, Vista commenced a new Mt Todd feasibility study focused on developing a 15,000 tpd or 5.2 million tpa operation (the “2025 FS”). The study aims to increase the reserve grade to 1 gram gold per tonne (“g Au/t”) by applying a higher cut-off grade. It will also incorporate mine scheduling optimization strategies that prioritize higher grade ore during the early years of operation. The study targets initial capex of about $400 million, a 60% reduction compared to the previous study. Projected average annual gold production ranges from 150,000 – 200,000 ounces. By using contract mining, third-party power generation, and design/construction practices commonly used in Australia, we believe there is opportunity to maintain high capital efficiency at this project scale. The 2025 FS will leverage prior technical studies and the work completed for the 2024 FS, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver attractive economic returns. The 2025 FS is progressing as planned, with completion anticipated mid-2025.

The Company undertook a drilling program during 2024 with a total of 34 holes for 6,776 meters drilled. The program was completed in December 2024 at a cost of $1,891. Results of the program indicate the potential to increase gold mineral reserves in the Batman deposit. The results also successfully delineated the near surface portion of the South Cross Lode (“SXL”) over a 400-meter strike length. These drill results, and those from the 2020-2022 drilling program, will be included in the block model for the updated Mt Todd mineral resources estimate and 2025 FS.

The Company continues to prioritize the efficient use of resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing share dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible corporate opportunities as ways to enhance its liquidity and deliver shareholder value.

Mt Todd 2024 Feasibility Study

The 2024 FS contemplated a plant processing 50,000 tpd and demonstrated the underlying value potential of a large-scale gold project. Highlights include:

●	estimated total proven and probable mineral reserves of 6.98 million ounces of gold (280 million tonnes at 0.77 g Au/t) using a gold price of $1,500 per ounce for the mineral reserve estimate and a cut-off grade of 0.35 g Au/t(1)(2);
●	average annual production of 395,000 ounces of gold over a 16-year mine life at an average cash cost of $913 per ounce(3);
●	high capital efficiency, with initial capital requirements of $1.03 billion, or $163 per payable ounce of gold(3); and
●	after-tax NPV5% of $1.13 billion and internal rate of return (“IRR”) of 20.4% at a gold price of $1,800 per ounce and AUD:USD exchange rate of 0.69.

(1)	Proven and probable mineral reserves are estimated in accordance with S-K 1300 (as defined below) and CIM Definition Standards (as defined below).
(2)	See “Item 2. Properties – Mt Todd Gold Project, Northern Territory, Australia – Mineral Resources and Mineral Reserve Estimates” in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2025 for additional information.
(3)	Cash costs, cash cost per ounce, and initial capital requirements per payable ounce of gold are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

After Vista completed the 2024 FS, the NT enacted the Mineral Royalties Act 2024 (“Royalties Act”) effective July 1, 2024. The Royalties Act replaces the prior net profits royalty regime with an ad valorem royalty regime for new mines. Under the Royalties Act, a 3.5% ad valorem royalty rate will be applied to gold production from Mt Todd. This represents a nearly 50% reduction in payable NT royalties compared to the 2024 FS and should result in improved project economics. Under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine.

The 2024 FS included mineral resource and mineral reserve estimates pursuant to Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves (“CIM Definition Standards”) based on mine plans developed using a gold price in line with current market conditions at the time of the study.

In addition to the technical advancements of the Project, Vista has all major operating and environmental permits necessary to initiate development of Mt Todd. We have invested significant resources in water treatment and management, and environmental and social programs. We believe this has benefited our relationships with the traditional landowners, local communities, and Northern Territory, creating a strong social license.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated mineral resources and mineral reserves for the Project. The following mineral resources and mineral reserves were prepared in accordance with S-K 1300 as set forth in the 2024 FS, which is available as Exhibit 96.1 to the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2024.

The 2024 FS is the technical report summary, prepared pursuant to S-K 1300, that was filed with the SEC on March 14, 2024 and is entitled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 50,000 tpd Feasibility Study –

Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of March 14, 2024. The technical report summary remains current in all material respects.

A companion feasibility study for Canadian purposes, pursuant to National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”), was prepared in accordance with CIM Definition Standards for reporting of mineral resources and mineral reserves and was filed on SEDAR on April 16, 2024 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 50,000 tpd Feasibility Study – Northern Territory, Australia” with an effective date of March 12, 2024 and an issue date of April 16, 2024. The companion report is referenced herein for informational purposes only. The mineral resources and mineral reserves for this report are the same as the mineral resources and mineral reserves for the report prepared in accordance with S-K 1300.

The 2024 FS is available for review at www.sec.gov and under our profile at www.sedarplus.ca. The 2024 FS is not incorporated by reference into this quarterly report on Form 10-Q.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

Based on US$1,300/oz Gold

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	—	—	—	—	—	—	594	1.15	22	594	1.15	22
Indicated	10,816	1.76	613	—	—	—	7,301	1.11	260	18,117	1.49	873
Measured & Indicated	10,816	1.76	613	—	—	—	7,895	1.11	282	18,711	1.49	895

Inferred	61,323	0.72	1,421	—	—	—	3,981	1.46	187	65,304	0.77	1,608

Notes:

●	Measured & indicated mineral resources exclude proven and probable mineral reserves.
●	The Point of Reference for the Batman and Quigleys deposits is in situ at the property. The Point of Reference for the Heap Leach is the physical Heap Leach pad at the property.
●	Batman and Quigleys resources are quoted at a 0.40g-Au/t cut-off grade. Heap Leach mineral resources are the average grade of the heap, no cut-off applied.
●	Batman: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining Cost US$1.50/tonne, Milling Cost US$7.80/tonne processed, G&A Cost US$0.46/tonne processed, G&A/Year US$8,201, Au Recovery, Sulfide 85%, Transition 80%, Oxide 80%, 0.2g-Au/t minimum for resource shell.
●	Quigleys: Mineral resources constrained within a US$1,300/oz gold WhittleTM pit shell. Pit parameters: Mining cost US$1.90/tonne, Processing Cost US$9.779/tonne processed, Royalty 1% GPR, Gold Recovery Sulfide 82.0% and Ox/Trans 78.0%, water treatment US$0.09/tonne, Tailings US$0.985/tonne.
●	Differences in the table due to rounding are not considered material. Differences between Batman and Quigleys mining and metallurgical parameters are due to their individual geologic and engineering characteristics.
●	Rex Bryan of Tetra Tech, Inc. is the QP (as defined below) responsible for the Statement of Mineral Resources for the Batman, Heap Leach Pad and Quigleys deposits.
●	Thomas Dyer of RESPEC is the QP responsible for developing the resource WhittleTM pit shell for the Batman Deposit.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resources estimates under the requirements of S-K 1300 is December 31, 2024. There have been no changes in the mineral resource estimates since December 31, 2023 because upon review, the Company and the relevant qualified persons determined that the same material assumptions and estimates, including all economic parameters for resource estimation purposes, continued to apply as of December 31, 2024.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of NI 43-101 is December 31, 2024.
●	Mineral resources that are not mineral reserves have no demonstrated economic viability and do not meet all relevant modifying factors.

Mt Todd Gold Project – Summary of Gold Mineral Reserves

Based on 50,000 tpd, 0.35 g Au/t cut-off and $1,500 per Ounce Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	81,277	0.84	2,192	—	—	—	81,277	0.84	2,192
Probable	185,744	0.76	4,555	13,354	0.54	232	199,098	0.75	4,787
Proven & Probable	267,021	0.79	6,747	13,354	0.54	232	280,375	0.77	6,979

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	Thomas L. Dyer, P.E., is the QP responsible for reporting the Batman Deposit Proven and Probable mineral reserves.
●	Batman pit optimization and design are based on a gold price of US$1,500 per ounce of gold with an elevated cutoff grade of 0.35 g Au/t.
●	Batman deposit Proven and Probable mineral reserves are reported with a Net Smelter Return (NSR) royalty based on a gold price of $1,800 per ounce of gold. Deepak Malhotra is the QP responsible for reporting the heap-leach pad mineral reserves.
●	Because all the heap-leach pad reserves are to be fed through the mill, these reserves are reported without a cutoff grade applied.
●	The mineral reserves point of reference is the point where material is fed into the mill.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2024. There have been no changes in the mineral reserve estimates since December 31, 2023 because the Company and the relevant qualified persons determined that the same material assumptions and criteria continued to apply as of December 31, 2024, including that the Company used a cutoff grade higher than the economic cutoff grade such that any intervening changes in the underlying economic assumptions were not material and did not require use of a cutoff grade greater than 0.35 g Au/t for mineral reserve estimation purposes.
●	The effective date of the mineral reserve estimates under the requirements of NI 43-101 is December 31, 2024.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors” in the Company’s Form 10-K as filed with the SEC on February 28, 2025.

Results from Operations

Summary

Cash totaled $14,970 and working capital was $13,974 at March 31, 2025. See “Liquidity and Capital Resources”. The Company had no debt as of March 31, 2025.

Consolidated net loss for the three months ended March 31, 2025 and 2024 was $2,708 and $1,073, or $0.02 and $0.01 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,538 and $752 for the three months ended March 31, 2025 and 2024, respectively. The increase in 2025 was primarily attributable to $739 of expenses related to the 2025 FS, partially offset by lower drilling expenses of $390. The Company also capitalized $354 less of development costs in 2025.

Corporate administration

Corporate administration costs were $1,298 and $1,256 during the three months ended March 31, 2025 and 2024, respectively. The total expenses in the comparable three-month periods were substantially unchanged.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $169 and $103 for the three months ended March 31, 2025 and 2024, respectively. The increase in the 2025 period was due to a higher average cash balance, which resulted primarily from the proceeds received under a royalty agreement with Wheaton Precious Metals Corp in relation to Mt Todd (the “Royalty Agreement”). For additional information regarding the terms of the Royalty Agreement, see Note 6 to the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2025.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $1,820 and $1,318 for the three months ended March 31, 2025 and 2024, respectively. The increase in operating cash outflows largely resulted from higher expenditures for project programs that were expensed rather than capitalized, partially offset by sources of cash resulting from changes in working capital of $253.

Investing activities

Net cash provided by (used in) investing activities was ($184) and $7,247 for the three months ended March 31, 2025 and 2024, respectively. Investing cash flows were higher in 2024 because the Company received the second Royalty Agreement instalment payment of $7,000 and $802 for the sale of certain used mill equipment, net of selling costs, both of which only occurred in 2024. These inflows were partially offset by expenditures for higher capitalized development costs of $354 in 2024.

Financing activities

During the three months ended March 31, 2025 and 2024, net cash of $24 and ($85), respectively, was provided by/(used in) financing activities. Cash provided by financing activities during the three months ended March 31, 2025 was $269 of net proceeds under the ATM Program (as defined below) offset by payments of $245 for employee withholding taxes in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash used by financing activities during the three months ended March 31, 2024 was for payments for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of March 31, 2025, comprised cash and cash equivalents of $14,970, reflected a net decrease of $1,980 during the three months ended March 31, 2025.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $13,974 and $16,457 at March 31, 2025 and December 31, 2024, respectively. This represents a net decrease of $2,483 during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company’s primary sources of cash inflows were $269 from equity financing activity and interest income of $169. These sources of cash were offset by net operating cash outflows, excluding interest, of $1,989 and other expenditures of $429. Recurring costs for corporate administration and Mt Todd maintenance, and spending on project programs were most of the Company’s net operating cash outflows during the three months ended March 31, 2025. Of the other expenditures, $150 related to Vista’s mineral resources development activities at Mt Todd. Additional details regarding 2024 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following March 31, 2025, the Company estimates net recurring costs will be approximately $6,500, plus $3,000 related to work plans at Mt Todd for: the 2025 FS; purchase of equipment for expansion of Mt Todd’s enhanced water evaporation system; and various planned maintenance projects. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital and interest income. Equity financing may also be utilized to supplement the Company’s Working Capital.

Vista is a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $8,000 (the “ATM Program”). During the three months ended March 31, 2025, the Company issued 400,000 Common Shares under the ATM Program for net proceeds of $269. As of March 31, 2025, $7,506 remained available under the ATM Program.

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

We believe our Working Capital as of March 31, 2025, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or utilize other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2025.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC.

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

	Units	Life of Mine (16 years)
Payable gold	oz	6,313,000
Operating costs	US$ millions	$5,420
Refining cost	US$ millions	$23
Royalties	US$ millions	$324
Cash costs	US$ millions	$5,767
Cash cost per ounce	US$/oz	$913

Initial capital requirements	US$ millions	$1,030
Initial capital requirements per payable ounce of gold	US$/oz	$163

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

The Company commenced the 2025 FS in December 2024 after completing several trade-off studies. Work is progressing as planned, with completion anticipated mid-2025.

The objective of the 2025 FS is to present an alternative development strategy based on a processing throughput rate of 15,000 tpd, compared to the 50,000 tpd 2024 FS. Vista has established several priorities for the current study:

●	increase the reserve grade to 1 gram gold per tonne by applying a higher cut-off grade, while also incorporating mine scheduling optimization strategies that would prioritize higher grade ore during the early years of operation;
●	reduce initial capex by 60% to $400 million and incorporate contract mining, third-party power generation, and design/construction practices commonly used in Australia;
●	achieve average annual gold production of 150,000 to 200,000 ounces; and
●	preserve the potential for future expansion.

The Mt Todd resource block model has been updated to incorporate data from the Company’s 2020-2022 and 2024 drilling programs. An updated mineral resource estimate will be completed as part of the 2025 FS. The updated resource block model will be used as the basis for the new mine plan in the 2025 FS.

Vista expects to incur expenditures of approximately $2,400 for its Mt Todd site management and environmental stewardship activities and $3,000 for discretionary programs for the ensuing 12 months following March 31, 2025, most of which relates to the 2025 FS.

All scientific and technical information herein has been reviewed and approved by Maria Vallejo Garcia, Vista’s Director of Projects and Technical Services, and designated Qualified Person (or “QP”) as defined by S-K 1300 and NI 43-101.

Certain U.S. Federal Income Tax Considerations

Vista believes it is possible the Company may be classified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2024, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that Mt Todd is a ready-to-build development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	our belief the Mt Todd can be positioned as a leading development opportunity within the gold sector;
●	our expectation of continued strength in the gold price;
●	our belief that Mt Todd offers strategic optionality through development as a large or mid-scale project and has all major operating and environmental permits necessary to initiate development;
●	our belief that the 2024 FS demonstrated strong economics for development of a 50,000 tpd operation;
●	our belief that using contract mining and power generation and design/construction practices commonly used in Australia could create an opportunity to maintain high capital efficiency at a smaller initial project scale;
●	our belief that a project at the scale of the internal scoping study could reduce financing, development, and operating risks;
●	our belief that the 2025 FS will leverage prior technical studies and the work completed for the 2024 FS, preserve the potential for future expansion, and demonstrate the opportunity for Mt Todd to deliver attractive economic returns;
●	our aim that the 2025 FS will prioritize increasing the reserve grade to 1 gram gold per tonne by applying a higher cut-off grade, reducing initial capex by 60% to about $400 million, achieving average annual gold production of 150,000 to 200,000 ounces, and preserving the potential for future expansion;
●	our belief that the 2025 FS is progressing as planned, with completion anticipated mid-2025;
●	our belief that the 2024 drilling program indicates the potential to increase gold mineral reserves in the Batman deposit;
●	our estimates of future operating and financial performance;
●	our belief that the 3.5% ad valorem royalty regime applied to gold production from Mt Todd represents a nearly 50% reduction in payable royalties and results in improved project economics and shareholder returns when compared to our 2024 FS;

●	our belief that under the previous net profits royalty regime, our base case economic analysis at an $1,800 gold price estimated the payment of $765 million in NT royalties over the life of the mine;
●	our belief that our working capital as of March 31, 2025, together with interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that the outcome of the Mexico tax matter cannot be reasonably estimated at this time, and our estimate that the effect of a negative court ruling creates a potential liability of up to approximately $3,600 for income taxes, assessable interest, and penalties;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that recurring costs will be approximately $6,500 in the ensuing twelve months following March 31, 2025;
●	our expectation that Vista will incur approximately $2,400 for its Mt Todd site management and environmental stewardship activities and $3,000 for discretionary programs for the ensuing 12 months following March 31, 2025;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events or otherwise.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC and Canadian securities regulatory authorities in February 2025. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Maria Vallejo Garcia
23.2*	Consent of Rex Clair Bryan
23.3*	Consent of Thomas Dyer
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: May 1, 2025	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: May 1, 2025	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer