Form 10-Q
period 2025-06-30
VISTA GOLD CORP
filed 2025-08-12
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 125,181,090 common shares, without par value, outstanding as of August 6, 2025.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2025

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	June 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$13,211	$16,950
Other current assets	315	553
Total current assets	13,526	17,503

Non-current assets:
Mineral properties (Note 3)	1,070	920
Plant and equipment, net (Note 4)	487	482
Other non-current assets	69	69
Total non-current assets	1,626	1,471
Total assets	$15,152	$18,974

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$148	$160
Accrued liabilities and other (Note 5)	1,078	886
Total current liabilities	1,226	1,046
Non-current liabilities:
Other liabilities	29	21
Total non-current liabilities	29	21
Total liabilities	1,255	1,067

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2025 - 125,130,502 and 2024 - 123,552,011 (Note 7)	479,115	478,061
Accumulated deficit	(465,218)	(460,154)
Total shareholders’ equity	13,897	17,907
Total liabilities and shareholders’ equity	$15,152	$18,974

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating income (expense):
Exploration, property evaluation and holding costs	$(1,784)	$(629)	$(3,322)	$(1,381)
Corporate administration	(678)	(779)	(1,976)	(2,035)
Depreciation and amortization	(23)	(14)	(45)	(26)
Gain on grant of royalty interest in mineral titles (Note 6)	—	16,909	—	16,909
Gain on sale of plant and equipment (Note 4)	—	—	—	802
Total operating income (expense), net	(2,485)	15,487	(5,343)	14,269

Non-operating income (expense):
Interest income	140	163	309	266
Other income (expense)	(11)	(17)	(30)	25
Total non-operating income	129	146	279	291

Income (loss) before income taxes	(2,356)	15,633	(5,064)	14,560
Net income (loss)	$(2,356)	$15,633	$(5,064)	$14,560

Basic:
Weighted average number of shares outstanding	124,931,351	121,922,034	124,405,109	121,570,013
Net income (loss) per share	$(0.02)	$0.13	$(0.04)	$0.12

Diluted:
Weighted average number of shares outstanding	124,931,351	125,421,848	124,405,109	124,620,981
Net income (loss) per share	$(0.02)	$0.12	$(0.04)	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2024	121,634,045	$476,613	$(472,476)	$4,137
Shares issued, net of offering costs	360,119	191	—	191
Shares issued (DSUs vested)	295,000	—	—	—
Stock-based compensation	—	179	—	179
Net income	—	—	15,633	15,633
Balances at June 30, 2024	122,289,164	$476,983	$(456,843)	$20,140

Balances at April 1, 2025	124,555,502	$478,444	$(462,862)	$15,582
Shares issued, net of offering costs	575,000	552	—	552
Stock-based compensation	—	119	—	119
Net loss	—	—	(2,356)	(2,356)
Balances at June 30, 2025	125,130,502	$479,115	$(465,218)	$13,897

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	460,119	244	—	244
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (shares issued in exchange for vested DSUs)	295,000	—	—	—
Stock-based compensation	—	470	—	470
Net income	—	—	14,560	14,560
Balances at June 30, 2024	122,289,164	$476,983	$(456,843)	$20,140

Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	975,000	821	—	821
Shares issued (RSUs vested, net of shares withheld)	603,491	(245)	—	(245)
Stock-based compensation	—	478	—	478
Net loss	—	—	(5,064)	(5,064)
Balances at June 30, 2025	125,130,502	$479,115	$(465,218)	$13,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,064)	$14,560
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	45	26
Stock-based compensation	478	470
Gain on grant of royalty interest in mineral titles	—	(16,909)
Gain on sale of plant and equipment	—	(802)
Change in working capital account items:
Other current assets	238	112
Accounts payable, accrued liabilities and other	188	(152)
Net cash used in operating activities	(4,115)	(2,695)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	—	17,000
Net proceeds from sale of plant and equipment	—	802
Additions to plant and equipment	(50)	(82)
Capitalized mineral property development costs	(150)	(1,028)
Net cash provided by (used in) investing activities	(200)	16,692
Cash flows from financing activities:
Proceeds from equity financing, net	821	244
Payment of taxes from withheld shares	(245)	(85)
Net cash provided by financing activities	576	159

Net increase (decrease) in cash and cash equivalents	(3,739)	14,156
Cash and cash equivalents, beginning of period	16,950	6,069
Cash and cash equivalents, end of period	$13,211	$20,225

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

These interim statements have been prepared on the going concern basis of accounting, which contemplates Vista having the ability to meet its obligations when due in the normal course of business for the foreseeable future. Because the Company does not have recurring cash inflows from operations or investments, we rely on other sources of financing to fund operations. Such funding sources may include sales of non-core assets, equity issuances, royalty or stream agreements, convertible instruments, and debt facilities. Although management estimates the Company has access to sufficient cash flows for the next twelve months, there can be no assurance that the Company will be able to obtain adequate funding, or that such funding will be on terms acceptable to the Company, to meet future operational needs which may result in delays, reductions, or discontinuations of ongoing programs.

References to $ are to United States dollars and A$ are to Australian dollars.

2. Significant Accounting Policies

Significant accounting policies are included in the 2024 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2025	At December 31, 2024
Mt Todd, Australia	$1,070	$920

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

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $nil and $150 in the three and six months ended June 30, 2025, respectively. Capitalized mineral property development drilling costs totaled $524 and $1,028 in the three and six months ended June 30, 2024, respectively. The Company derecognized $3,091 of mineral property costs in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	June 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$5,782	$5,295	$487	$5,732	$5,250	$482
Corporate, United States	303	303	—	303	303	—
	$6,085	$5,598	$487	$6,035	$5,553	$482

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expenses of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at June 30, 2025 and December 31, 2024:

	At June 30, 2025	At December 31, 2024
Accrued accounts payable	$436	$273
Accrued employee compensation and benefits	605	576
Other current liabilities	37	37
	$1,078	$886

6. Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a royalty agreement with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd (the “Royalty Agreement”).

Pursuant to the terms of the Royalty Agreement, Wheaton provided Vista with $20,000 cash in three instalments to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd, in exchange for payments of a portion of the gross revenue from Mt Todd, (the “Royalty”). Upon receipt of the final instalment in June 2024, the Company recognized a gain on grant of royalty interest in mineral titles of $16,909. The gain comprised previously deferred instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value as of the date the final instalment was received.

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

During the three and six months ended June 30, 2025, the Company realized net proceeds of $552 and $821, respectively, under the ATM Program. During the three and six months ended June 30, 2024, the Company realized net proceeds of $191 and $244, respectively, under the ATM Program. As of June 30, 2025, $6,937 remained available under the ATM Program.

Stock-Based Compensation

The Company’s active stock-based compensation plans include restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan and deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”). The Company's stock option plan remains in place; however, no new issuances can be made at this time. Stock-based compensation may be issued to our directors, officers, employees, and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
RSUs	$119	$94	$227	$177
DSUs	—	85	251	293
	$119	$179	$478	$470

As of June 30, 2025, the unrecognized compensation expense for RSUs was $539, which is expected to be recognized over a weighted average period of 1.5 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Forfeited	(225,836)	0.43
Vested	(629,165)	0.59
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(184,750)	0.30
Vested	(904,254)	0.38
Unvested - June 30, 2025	2,688,669	$0.34

During the six months ended June 30, 2025 and 2024, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $245 and $85, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the six months ended June 30, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense. During the six months ended June 30, 2024, the Board granted 767,000 DSUs and the Company recognized $293 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - June 30, 2025	2,025,000	$0.57

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - December 31, 2024	50,000	$0.51	0.25	$2
Expired	(50,000)	0.51
Outstanding - June 30, 2025	—

Weighted Average Common Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Common Shares	124,931,351	121,922,034	124,405,109	121,570,013
Effect of dilutive stock-based awards	—	3,499,814	—	3,050,968
Diluted Common Shares	124,931,351	125,421,848	124,405,109	124,620,981

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three and six months ended June 30, 2025.

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

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallowed the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. MGS believes it has valid assertions against the SAT assessment and other available tax positions to mitigate all or part of the assessment issued by the SAT. The outcome of this matter is unknown, but management estimates that a negative court ruling could create a potential liability of up to approximately $3,700 for income taxes, penalties, assessable interest, and inflation adjustments.

In May 2025, penalties totaling A$162,000 were assessed under the Northern Territory Aboriginal Sacred Sites Act 1989 and paid by Vista. The penalties resulted from drilling undertaken by Vista in 2021 and 2022.

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

We reported no revenues during the three and six months ended June 30, 2025 and 2024. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

The following table reports segment results during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Australia segment operating income (expense):
Employee compensation	$(556)	$(393)	$(1,100)	$(824)
2025 feasibility study and related costs	(850)	—	(1,589)	—
Drilling and related costs	—	(456)	(24)	(870)
Capitalized development costs	—	524	150	1,028
Project programs	(129)	(57)	(181)	(183)
Site holding	(81)	(61)	(257)	(179)
Administrative	(93)	(106)	(178)	(183)
Consulting & contract services	(37)	(43)	(64)	(78)
Power	(38)	(37)	(79)	(92)
Depreciation and amortization	(23)	(14)	(45)	(26)
Australia segment operating income (loss)	(1,807)	(643)	(3,367)	(1,407)

Reconciliation to operating income (loss)
Corporate administration	(678)	(779)	(1,976)	(2,035)
Gain on grant of royalty interest in mineral titles	—	16,909	—	16,909
Gain on sale of plant and equipment	—	—	—	802
Total operating income (expense), net	(2,485)	15,487	(5,343)	14,269

Non-operating income:
Interest income	140	163	309	266
Other income (expense)	(11)	(17)	(30)	25
Total non-operating income	129	146	279	291

Net income (loss)	$(2,356)	$15,633	$(5,064)	$14,560

Australia segment expenditures: mineral property and capital assets	$16	$1,055	$200	$1,110

			At June 30, 2025	At December 31, 2024
Australia segment long-lived assets			$1,557	$1,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development-stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations.

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a development-stage gold deposit located in the Tier-1 mining jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility.

We are building on Mt Todd’s strengths as a leading development opportunity within the gold sector, which has experienced the effects of an upward trend in the gold price over several years.

The Project offers strategic optionality through development as a large or mid-scale project. A feasibility study for Mt Todd was completed in 2022, with material project costs and economic returns updated in 2024 (the “2024 FS”). The 2024 FS demonstrated strong economics for development of a 50,000 tonnes per day (“tpd”), nominally 17.75 million tonnes per annum (“tpa”), operation.

Given the substantial investment required to develop Mt Todd as a large-scale project, we completed an internal scoping study in 2023 for an alternative 15,000 tpd operation, nominally 5.3 million tpa. In 2024, we undertook additional internal assessments and trade-off studies to evaluate the economic potential for a range of processing and mining rates. The assessments identified the 15,000 tpd operation as an attractive alternative scale project. A project of this scale could reduce financing, development, and operating risks.

In December 2024, Vista commenced a new Mt Todd feasibility study focused on developing a 15,000 tpd, or 5.3 million tpa, operation (the “2025 FS”). Key objectives of the 2025 FS were to increase the gold mineral reserves grade, reduce initial capital, and deliver stable gold production over an extended life of mine compared to the 2024 FS.

The Company announced the results of the 2025 FS on July 29, 2025. A technical report for the 2025 FS prepared in accordance with Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) will be filed on EDGAR at www.sec.gov and in accordance with National Instrument 43-101 Standards of Disclosure for Mineral Projects (“NI 43-101”) will be filed on SEDAR+ at www.sedarplus.ca within 45 days of the announcement date.

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

Results from Operations

Summary

Cash totaled $13,211 and working capital was $12,300 at June 30, 2025. See “Liquidity and Capital Resources”. The Company had no debt as of June 30, 2025.

Consolidated net income (loss) for the three months ended June 30, 2025 and 2024 was ($2,356) and $15,633, or ($0.02) and $0.13 per basic share, respectively. Consolidated net income (loss) for the six months ended June 30, 2025 and 2024 was ($5,064) and $14,560, or ($0.04) and $0.12 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,784 and $629 for the three months ended June 30, 2025 and 2024, respectively; and $3,322 and $1,381 for the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 for the comparable three-month periods was primarily attributable to $859 related to the 2025 FS and $127 related to other project programs. The increase in 2025 for the comparable six-month periods was primarily attributable to $1,556 related to the 2025 FS and $58 of expenses related to other project programs.

Corporate administration

Corporate administration costs were $678 and $779 during the three months ended June 30, 2025 and 2024; and $1,976 and $2,035 for the six months ended June 30, 2025 and 2024, respectively. Expenses in the comparable three-month and six-month periods were lower in 2025 because of increased direct support of the 2025 FS and other site-related projects by corporate personnel.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $140 and $163 for the three months ended June 30, 2025 and 2024, respectively; and $309 and $266 for the six months ended June 30, 2025 and 2024, respectively. The increase in the comparable six-month periods was due to a higher average cash balance, partially offset by a decrease in the average interest rate applicable to invested cash balances.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,115 and $2,695 for the six months ended June 30, 2025 and 2024, respectively. The increase in operating cash outflows largely resulted from 2025 expenditures for the 2025 FS while costs of the 2024 drilling program were recorded as capitalized development costs and included in investing activities, partially offset by sources of cash resulting from changes in working capital.

Investing activities

Net cash provided by (used in) investing activities was ($200) and $16,692 for the six months ended June 30, 2025 and 2024, respectively. Investing cash flows were higher in 2024 because the Company received Royalty Agreement proceeds totaling $17,000, as well as $802 for the sale of certain used mill equipment, net of selling costs. These inflows were partially offset by expenditures for higher capitalized development costs of $878 in 2024.

Financing activities

During the six months ended June 30, 2025 and 2024, net cash of $576 and $159, respectively, was provided by financing activities. Cash provided by financing activities during the six months ended June 30, 2025 was $821 of net proceeds under the ATM Program (as defined below) offset by payments of $245 for employee withholding taxes in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the six months ended June 30, 2024 was $244 of net proceeds under the ATM Program offset by payments of $85 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of June 30, 2025 and December 31, 2024, comprised cash and cash equivalents was $13,211 and $16,950, respectively. This represents a net decrease of $3,739 during the six months ended June 30, 2025.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $12,300 and $16,457 at June 30, 2025 and December 31, 2024, respectively. This represents a net decrease of $4,157 during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company’s primary sources of cash inflows were $821 from equity financing activity and interest income of $309. These sources of cash were offset by net operating cash outflows, of $4,424 and other expenditures of $445. Recurring costs for corporate administration and Mt Todd maintenance, and spending on the 2025 FS and other project programs comprise most of the Company’s net operating cash outflows during the six months ended June 30, 2025. Of the other expenditures, $150 was related to Vista’s mineral resources development activities at Mt Todd. Additional details regarding financial results for the six months ended June 30, 2025 are presented in the “Results from Operations” section above and the preceding narratives in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following June 30, 2025, the Company estimates net recurring expenditures will be approximately $7,100, plus $1,800 related to work plans at Mt Todd which mostly relate to completion of the 2025 FS and installation of equipment for expansion of Mt Todd’s enhanced water evaporation system. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital. Equity financing may also be utilized to supplement the Company’s Working Capital.

Vista is a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $8,000 (the “ATM Program”). During the six months ended June 30, 2025, the Company issued 975,000 Common Shares under the ATM Program for net proceeds of $821. As of June 30, 2025, $6,937 remained available under the ATM Program.

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

Other potential sources of cash inflows may include other equity issuances not covered by the ATM Program, monetization of Vista’s remaining non-core assets, which include two royalty interests on properties in the U.S., another royalty interest on a property in Canada, and used mill equipment that is being marketed by a third-party mining equipment dealer.

We believe our Working Capital as of June 30, 2025, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned net corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or utilize other means of financing that support our value realization objectives. Vista also considers possible corporate opportunities to enhance liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2025.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

The Company announced the results of the 2025 FS on July 29, 2025. A technical report for the 2025 FS prepared in accordance with S-K 1300 will be filed on EDGAR at www.sec.gov and in accordance with NI 43-101 will be filed on SEDAR+ at www.sedarplus.ca within 45 days of the announcement date.

Vista expects to incur expenditures of approximately $2,700 for its Mt Todd site management and environmental stewardship activities and $1,800 for discretionary programs for the ensuing 12 months following June 30, 2025, about half of which relates to the 2025 FS.

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

Operations

●	Our belief that Mt Todd is a development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	our belief that Mt Todd is a leading development opportunity within the gold sector;
●	our belief that Mt Todd offers strategic optionality through development as a large or mid-scale project;
●	our belief that the 2024 FS demonstrated strong economics for development of a 50,000 tpd operation;
●	our belief that a project at the scale of the internal scoping study could reduce financing, development, and operating risks;
●	our belief that a technical report for the 2025 FS prepared in accordance with S-K 1300 will be filed on EDGAR at www.sec.gov and in accordance with NI 43-101 will be filed on SEDAR+ at www.sedarplus.ca within 45 days of July 29, 2025;
●	our estimates of future operating and financial performance;
●	our belief that our working capital as of June 30, 2025, together other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and anticipated discretionary programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that the outcome of the Mexico tax matter cannot be reasonably estimated at this time, and our estimate that a negative court ruling could create a potential liability of up to approximately $3,700 for income taxes, assessable interest, and penalties;

●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that recurring costs will be approximately $7,100 in the ensuing twelve months following June 30, 2025;
●	our expectation that Vista will incur approximately $2,700 for its Mt Todd site management and environmental stewardship activities and $1,800 for discretionary programs for the ensuing 12 months following June 30, 2025;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;

●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	events or changes in conditions may affect land use authorizations;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to obtain a development partner or other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	potential unfavorable outcome of Mexico tax litigation, including outcomes in excess of amounts estimated by management;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;

●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, and inherent vulnerability of the ore and recoverability of metal in the mining process;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the six months ended June 30, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the six months ended June 30, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Maria Vallejo Garcia
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 31, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: August 12, 2025	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: August 12, 2025	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer