Form 10-Q
period 2025-09-30
VISTA GOLD CORP
filed 2025-11-12
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 126,209,108 common shares, without par value, outstanding as of November 5, 2025.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2025

PART I

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	September 30,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$13,717	$16,950
Other current assets	197	553
Total current assets	13,914	17,503

Non-current assets:
Mineral properties (Note 3)	1,070	920
Plant and equipment, net (Note 4)	801	482
Other non-current assets	69	69
Total non-current assets	1,940	1,471
Total assets	$15,854	$18,974

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$194	$160
Accrued liabilities and other (Note 5)	933	886
Total current liabilities	1,127	1,046
Non-current liabilities:
Other liabilities	70	21
Total non-current liabilities	70	21
Total liabilities	1,197	1,067

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2025 - 125,977,020 and 2024 - 123,552,011 (Note 7)	480,598	478,061
Accumulated deficit	(465,941)	(460,154)
Total shareholders’ equity	14,657	17,907
Total liabilities and shareholders’ equity	$15,854	$18,974

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating income (expense):
Exploration, property evaluation and holding costs	$(1,237)	$(1,081)	$(4,559)	$(2,462)
Corporate administration	(846)	(738)	(2,822)	(2,773)
Depreciation and amortization	(22)	(14)	(67)	(40)
Gain on grant of royalty interest in mineral titles (Note 6)	—	—	—	16,909
Gain on sale of plant and equipment (Note 4)	—	—	—	802
Total operating income (expense)	(2,105)	(1,833)	(7,448)	12,436

Non-operating income (expense):
Interest income	134	230	443	496
Other income (expense)	1,248	(35)	1,218	(10)
Total non-operating income	1,382	195	1,661	486

Income (loss) before income taxes	(723)	(1,638)	(5,787)	12,922
Net income (loss)	$(723)	$(1,638)	$(5,787)	$12,922

Basic:
Weighted average number of shares outstanding	125,363,337	122,341,829	124,728,028	121,829,163
Net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.11

Diluted:
Weighted average number of shares outstanding	125,363,337	122,341,829	124,728,028	125,074,391
Net income (loss) per share	$(0.01)	$(0.01)	$(0.05)	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2024	122,289,164	$476,983	$(456,843)	$20,140
Shares issued, net of offering costs	558,445	395	—	395
Shares issued (DSUs vested)	—	—	—	—
Stock-based compensation	—	105	—	105
Net loss	—	—	(1,638)	(1,638)
Balances at September 30, 2024	122,847,609	$477,483	$(458,481)	$19,002

Balances at July 1, 2025	125,130,502	$479,115	$(465,218)	$13,897
Shares issued, net of offering costs	808,388	1,391	—	1,391
Shares issued (RSUs vested, net of shares withheld)	38,130	(23)	—	(23)
Stock-based compensation	—	115	—	115
Net loss	—	—	(723)	(723)
Balances at September 30, 2025	125,977,020	$480,598	$(465,941)	$14,657

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	1,018,564	639	—	639
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (shares issued in exchange for vested DSUs)	295,000	—	—	—
Stock-based compensation	—	575	—	575
Net income	—	—	12,922	12,922
Balances at September 30, 2024	122,847,609	$477,483	$(458,481)	$19,002

Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	1,783,388	2,212	—	2,212
Shares issued (RSUs vested, net of shares withheld)	641,621	(268)	—	(268)
Stock-based compensation	—	593	—	593
Net loss	—	—	(5,787)	(5,787)
Balances at September 30, 2025	125,977,020	$480,598	$(465,941)	$14,657

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(5,787)	$12,922
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	67	40
Stock-based compensation	593	575
Gain on grant of royalty interest in mineral titles	—	(16,909)
Gain on sale of plant and equipment	—	(802)
Change in working capital account items:
Other current assets	356	238
Accounts payable, accrued liabilities and other	130	128
Net cash used in operating activities	(4,641)	(3,808)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	—	17,000
Net proceeds from sale of plant and equipment	—	802
Additions to plant and equipment	(386)	(160)
Capitalized mineral property development costs	(150)	(1,503)
Net cash provided by (used in) investing activities	(536)	16,139
Cash flows from financing activities:
Proceeds from equity financing, net	2,212	639
Payment of taxes from withheld shares	(268)	(85)
Net cash provided by financing activities	1,944	554

Net increase (decrease) in cash and cash equivalents	(3,233)	12,885
Cash and cash equivalents, beginning of period	16,950	6,069
Cash and cash equivalents, end of period	$13,717	$18,954

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments, reclassifications, and disclosures necessary for a fair presentation of these interim statements are included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2024 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (“2024 Financial Statements”). The balance sheet as of December 31, 2024 as presented herein was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted. Certain prior period amounts presented were reclassified within the operating income (expense) section of the Unaudited Condensed Consolidated Statements of Income/(Loss) to conform with the current period presentation.

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2025	At December 31, 2024
Mt Todd, Australia	$1,070	$920

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

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $nil and $150 in the three and nine months ended September 30, 2025, respectively. Capitalized mineral property development drilling costs totaled $475 and $1,503 in the three and nine months ended September 30, 2024, respectively. The Company derecognized $3,091 of mineral property costs, inclusive of $945 of capitalized development drilling costs, in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	September 30, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$6,118	$5,317	$801	$5,732	$5,250	$482
Corporate, United States	303	303	—	303	303	—
	$6,421	$5,620	$801	$6,035	$5,553	$482

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expenses of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at September 30, 2025 and December 31, 2024:

	At September 30, 2025	At December 31, 2024
Accrued accounts payable	$253	$273
Accrued employee compensation and benefits	680	576
Other current liabilities	—	37
	$933	$886

6. Gain on Grant of Royalty

On December 13, 2023, Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”), a wholly owned subsidiary of the Company, entered into a royalty agreement with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp. (“Wheaton”), in relation to Mt Todd (the “Royalty Agreement”).

Pursuant to the terms of the Royalty Agreement, Wheaton provided Vista with $20,000 cash in three instalments to advance Mt Todd and for general corporate purposes, excluding direct expenditures for any project other than Mt Todd, in exchange for payments of a portion of the gross revenue from Mt Todd, (the “Royalty”). Upon receipt of the final instalment in June 2024, the Company recognized a gain on grant of royalty interest in mineral titles of $16,909. The gain comprised previous instalment payments totaling $10,000 and the $10,000 received for the final instalment, net of the associated mineral property carrying value as of the date the final instalment was received.

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

During the three and nine months ended September 30, 2025, the Company realized net proceeds of $1,391 and $2,212, respectively, under the ATM Program. During the three and nine months ended September 30, 2024, the Company realized net proceeds of $395 and $639, respectively, under the ATM Program. As of September 30, 2025, $5,512 remained available under the ATM Program.

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

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
RSUs	$115	$105	$342	$282
DSUs	—	—	251	293
	$115	$105	$593	$575

As of September 30, 2025, the unrecognized compensation expense for RSUs was $424, which is expected to be recognized over a weighted average period of 1.3 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Forfeited	(225,836)	0.43
Vested	(629,165)	0.59
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(184,750)	0.30
Vested	(959,921)	0.39
Unvested - September 30, 2025	2,633,002	$0.33

During the nine months ended September 30, 2025 and 2024, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $268 and $85, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the nine months ended September 30, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense. During the nine months ended September 30, 2024, the Board granted 767,000 DSUs and the Company recognized $293 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - September 30, 2025	2,025,000	$0.57

Stock Options

The following table summarizes option activity for vested awards:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - December 31, 2024	50,000	$0.51	0.25	$2
Expired	(50,000)	0.51
Outstanding - September 30, 2025	—

Weighted Average Common Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Common Shares	125,363,337	122,341,829	124,728,028	121,829,163
Effect of dilutive stock-based awards	—	—	—	3,245,228
Diluted Common Shares	125,363,337	122,341,829	124,728,028	125,074,391

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024.

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

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallowed the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. In September 2025, the court ruled in favor of MGS in its suit brought against the SAT on these 2012 matters and there is no remaining legal remedy available to the SAT against the court’s decision. While there remains a SAT case associated with MGS’s utilization in 2020 of the 2012 deductions, management believes that the September 2025 ruling provides for recognition of the deductions utilized to offset 2020 taxable income related to the sale of MGS. However, the outcome of this remaining case is unknown and no estimate of potential loss can be made at this time.

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

We reported no revenues during the three and nine months ended September 30, 2025 and 2024. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

The following table reports segment results during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Australia segment operating income (expense):
Employee compensation	$(514)	$(500)	$(1,614)	$(1,324)
2025 feasibility study and related costs	(398)	—	(1,987)	—
Drilling and related costs	—	(646)	(24)	(1,516)
Capitalized development costs	—	475	150	1,503
Project programs	—	(96)	(181)	(279)
Site holding	(123)	(176)	(380)	(355)
Administrative	(127)	(90)	(305)	(273)
Consulting & contract services	(34)	(24)	(98)	(102)
Power	(41)	(24)	(120)	(116)
Depreciation and amortization	(22)	(14)	(67)	(40)
Australia segment operating income (loss)	(1,259)	(1,095)	(4,626)	(2,502)

Reconciliation to operating income (loss)
Corporate administration	(846)	(738)	(2,822)	(2,773)
Gain on grant of royalty interest in mineral titles	—	—	—	16,909
Gain on sale of plant and equipment	—	—	—	802
Total operating income (expense), net	(2,105)	(1,833)	(7,448)	12,436

Non-operating income:
Interest income	134	230	443	496
Other income (expense)	1,248	(35)	1,218	(10)
Total non-operating income	1,382	195	1,661	486

Net income (loss)	$(723)	$(1,638)	$(5,787)	$12,922

Australia segment expenditures: mineral property and capital assets	$336	$553	$536	$1,663

			At September 30, 2025	At December 31, 2024
Australia segment long-lived assets			$1,871	$1,402

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

On July 29, 2025, the Company announced the results of a new Mt Todd feasibility study focused on developing a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “2025 FS” or the “Study”). The 2025 FS significantly decreased the initial capital, prioritized grade over tonnes, delivered stable gold production over the extended life of the project, and provided a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations.

The 2025 FS marks a significant shift in the strategy for Mt Todd, demonstrating the potential for near-term development of a smaller, lower capital cost project than previously evaluated. The Study incorporates the use of contract mining, third-party power generation, and other design and operating practices to reduce operational risks. The 2025 FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life. The Study does not assume any expansion of the planned mining/processing rate, but the 15,000 tpd design layout provides ample space for future expansion of the processing plant.

Feasibility Study Highlights

●Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the 30-year life of mine
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over the life of mine
●	Life of mine average gold recovery of 88.5% from 3-stage crush, single-stage sort, 2-stage grind, and carbon-in-leach (“CIL”) recovery circuit
●	After-tax NPV5% of $1.1 billion, internal rate of return of 27.8%, and 2.7 year payback at a $2,500 per ounce gold price
●	After-tax free cash flow at a $2,500 per ounce gold price of $1.6 billion for first 15 years of commercial operations
●	Initial capital requirements of $425 million, a 59% reduction from the 2024 FS (as defined below)
-Capital Efficiency: $93 per ounce (initial capital : total ounces of gold produced)
-	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital)
●	All-in Sustaining Cost (“AISC”) of $1,449 per ounce during years 1-15 and $1,499 per ounce during years 1-30

Notes to investors:

(1)	Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 (as defined below).
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in the Company’s annual report on Form 10-K, filed February 28, 2025, for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see “Non-U.S. GAAP Financial Measures” for additional disclosure.

A technical report summary titled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 15 ktpd Feasibility Study – Northern Territory, Australia” with an effective date of July 29, 2025 and a filing date of September 11, 2025 (the “S-K 1300 Report”) for the 2025 FS was prepared in accordance with Item 1300 of Regulation S-K (“S-K 1300”) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed on EDGAR at www.sec.gov on September 11, 2025.

A companion technical report titled “NI 43-101 Technical Report, Mt Todd Gold Project, 15 ktpd Feasibility Study, Northen Territory Australia” with an effective date of July 29, 2025 (the “NI 43-101 Report”) for Canadian purposes was prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and filed on SEDAR+ at www.sedarplus.ca on September 11, 2025. The NI 43-101 Report is referenced herein for informational purposes only. The Mineral Resources and Mineral Reserves for the NI 43-101 Report are the same as the Mineral Resources and Mineral Reserves for the S-K1300 Report.

The Company previously completed a feasibility study for Mt Todd in 2022, with material project costs and economic returns updated in 2024 (the “2024 FS”). This study evaluated the development of a 50,000 tpd, nominally 17.75 million tpa, operation.

The Company continues to prioritize the efficient use of financial resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity while minimizing share dilution as we seek to preserve, enhance, and realize value from Mt Todd. The Company periodically raises funds in the capital markets and considers alternative strategies and possible corporate opportunities as ways to enhance its liquidity and deliver shareholder value.

Mineral Resources and Mineral Reserves Estimates

The tables below present the estimated Mineral Resources and Mineral Reserves, prepared in accordance with S-K 1300 and NI 43-101. The effective date of the Mineral Resources and Mineral Reserves estimates pursuant to the S-K 1300 Report and the NI 43-101 Report is July 25, 2025.

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

0.40 g Au/t cut-off at US$1,950/oz

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	47,143	0.61	930	—	—	—	3,702	1.13	134	50,845	0.65	1,064
Indicated	110,644	0.72	2,568	—	—	—	6,965	1.34	299	117,609	0.76	2,867
Measured & Indicated	157,787	0.69	3,498	—	—	—	10,667	1.26	433	168,454	0.73	3,931

Inferred	54,338	0.78	1,369	—	—	—	2,761	0.71	63	57,099	0.78	1,433

Notes:

●	Measured and Indicated Mineral Resources exclude Proven and Probable Mineral Reserves.
●	Batman and Quigleys Mineral Resources are quoted at a 0.4 g Au/t cut-off grade. Heap Leach Pad Mineral Resources are the average grade of the Heap Leach Pad, no cut-off grade was applied.
●	The Point of Reference for the Batman and Quigleys Mineral Resources estimates is in-situ at the property. The Point of Reference for the Heap Leach Pad Mineral Resources estimates is the physical Heap Leach Pad at the property.
●	Batman and Quigleys: Mineral Resources constrained within a USD1,950/oz gold pit shell. Pit parameters: Mining Cost US$3.00/tonne, Processing Cost US$17.50/tonne processed, General and Administrative Cost US$1.50/tonne processed, Au Recovery 89.7%.

●	Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman deposit, Quigleys deposit, and Heap Leach Pad.
●	The effective date of the Batman, Quigleys, and Heap Leach Pad Mineral Resource estimates under the requirements of S-K 1300 and NI 43-101 is July 25, 2025.
●	Mineral Resources that are not Mineral Reserves have no demonstrated economic viability and do not meet all relevant modifying factors.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Resources were estimated in accordance with S-K 1300, NI 43-101, and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Reserves.
●	The entirety of the Heap Leach Pad Mineral Resource is converted to Mineral Reserves in the S-K 1300 Report, therefore, a Mineral Resource exclusive of Mineral Reserves is not reported.
●	“—“ indicates no reported value.
●	Tetra Tech is an engineering and consulting firm independent of the Company.

Mt Todd Gold Project – Summary of Gold Mineral Reserves

Based on 15,000 tpd, 0.50 g Au/t cut-off at US$1,800/oz

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	77,359	0.95	2,371	—	—	—	77,359	0.95	2,371
Probable	81,263	0.99	2,588	13,252	0.54	232	94,615	0.93	2,820
Proven & Probable	158,623	0.97	4,959	13,252	0.54	232	171,975	0.94	5,190

Notes:

●	The Mineral Reserves point of reference is the point where material is fed into the process plant.
●	Batman deposit Mineral Reserves are reported using a 0.50 g Au/t cut-off grade and US$1,800/oz gold price.
●	Mining Plus Pty Ltd is the QP responsible for the Statement of Mineral Reserves for Batman Deposit Proven and Probable Mineral Reserves.
●	Because all the Heap Leach Pad Mineral Reserves are to be fed through the process plant, these Mineral Reserves are reported without a cut-off grade applied.
●	Deepak Malhotra is the QP responsible for reporting the Heap Leach Pad Mineral Reserves.
●	The effective date of the Batman and Heap Leach Mineral Reserves estimate under the requirements of S-K 1300 and NI 43-101 is July 25, 2025.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Reserves were estimated in accordance with S-K 1300, 43-101, and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Reserves.
●	Mining Plus Pty Ltd is a consulting firm and Deepak Malhotra is a consultant, both are independent of the Company.

Results from Operations

Summary

Cash totaled $13,717 and working capital was $12,787 at September 30, 2025. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2025.

Consolidated net loss for the three months ended September 30, 2025 and 2024 was $723 and $1,638, or $0.01 and $0.01 per basic share, respectively. Consolidated net income (loss) for the nine months ended September 30, 2025 and 2024 was ($5,787) and $12,922, or ($0.05) and $0.11 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

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

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,237 and $1,081 for the three months ended September 30, 2025 and 2024, respectively; and $4,559 and $2,462 for the nine months ended September 30, 2025 and 2024, respectively.  In addition to recurring site activities in each year, the Company carried out a development drilling program during 2024 and completed the 2025 FS in 2025. The variances in the three- and nine-month periods resulted largely from capitalization of the drilling program in 2024, whereas the feasibility study work was expensed in 2025.

Corporate administration

Corporate administration costs were $846 and $738 during the three months ended September 30, 2025 and 2024; and $2,822 and $2,773 for the nine months ended September 30, 2025 and 2024, respectively. Expenses in the comparable three- and nine-month periods were higher because of a modest increase in corporate activities and year-over-year cost increases.

Gain on sale of plant and equipment

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900 and were offset by selling expense of $98.

Non-operating income and expenses

Interest income

Interest income was $134 and $230 for the three months ended September 30, 2025 and 2024, respectively; and $443 and $496 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the comparable three-month period was due to a decrease in the average interest rate applicable to invested cash balances and a lower average cash balance. The decrease in the comparable nine-month period was due to a decrease in the average interest rate applicable to invested cash balances.

Other income (expense)

Other income (expense) was $1,248 and ($35) for the three months ended September 30, 2025 and 2024, respectively; and $1,218 and ($10) for the nine months ended September 30, 2025 and 2024, respectively. The increase in the comparable three and nine-month periods was due to the receipt of $1,257 related to our recovery of certain tax amounts paid in connection with the 2020 sale of the Los Reyes gold project in Mexico.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,641 and $3,808 for the nine months ended September 30, 2025 and 2024, respectively. The increase in operating cash outflows largely resulted from 2025 expenditures for the 2025 FS being expensed while costs of the 2024 drilling program were recorded as capitalized development costs and included in investing activities, partially offset by sources of cash resulting from changes in working capital.

Investing activities

Net cash provided by (used in) investing activities was ($536) and $16,139 for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by investing activities was higher in 2024 because the Company received Royalty Agreement proceeds totaling $17,000 and net proceeds from the sale of certain used mill equipment of $802. Cash used in investing activities was lower by $1,353 in 2025 because substantially all 2024 drilling costs were capitalized as development costs while the 2025 FS costs were expenses and included as cash used in operating activities. Cash used in investing activities for purchases of plant and equipment was higher by $226 in 2025 due to installation of an enhanced evaporation system.

Financing activities

During the nine months ended September 30, 2025 and 2024, net cash of $1,944 and $554, respectively, was provided by financing activities. Cash provided by financing activities during the nine months ended September 30, 2025 was $2,212 of net proceeds under the ATM Program (as defined below) offset by payments of $268 for employee withholding taxes in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the nine months ended September 30, 2024 was $639 of net proceeds under the ATM Program offset by payments of $85 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company considers available cash, cash equivalents, and any short-term investments to be its primary measure of liquidity. Our cash liquidity position as of September 30, 2025 and December 31, 2024, included cash and cash equivalents was $13,717 and $16,950, respectively. This represents a net decrease of $3,233 during the nine months ended September 30, 2025.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $12,787 and $16,457 at September 30, 2025 and December 31, 2024, respectively. This represents a net decrease of $3,670 during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company’s primary sources of cash inflows were $2,212 from equity financing activity, receipt of $1,257 related to our recovery of certain tax amounts paid previously, and interest income of $443. These sources of cash were offset by operating cash outflows of $6,341 and other expenditures of $804. Recurring costs for corporate administration and Mt Todd maintenance, and spending on the 2025 FS and other project programs comprise most of the Company’s operating cash outflows during the nine months ended September 30, 2025. Of the other expenditures, $386 related to additions of plant and equipment and $150 related to Vista’s mineral resources development activities at Mt Todd. Additional details regarding financial results for the nine months ended September 30, 2025 are presented in the “Results from Operations” section above and the preceding narratives in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following September 30, 2025, the Company estimates net recurring expenditures will be approximately $7,400, plus $2,000 of non-recurring project program costs related to upcoming metallurgical evaluations; final payments for the 2025 FS and enhanced water evaporation equipment; permit modifications; and ongoing Mt Todd site maintenance costs. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital. Equity financing may also be utilized to supplement the Company’s Working Capital.

Vista is a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”) to provide balance sheet flexibility at a potentially lower cost than other means of equity issuances. Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright for aggregate gross proceeds of up to $8,000 (the “ATM Program”). During the nine months ended September 30, 2025, the Company issued 1,783,388 Common Shares under the ATM Program for net proceeds of $2,212. As of September 30, 2025, $5,512 remained available under the ATM Program.

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

Other potential sources of cash inflows may include other equity issuances not covered by the ATM Program, monetization of Vista’s remaining non-core assets, which include three royalty interests on properties in the U.S. and Canada, and used mill equipment that is being marketed by a third-party mining equipment dealer.

We believe our Working Capital as of September 30, 2025, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned net corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q. Should the Company modify its plans, additional equity issuances or other forms of financing will be required to meet Working Capital requirements.

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

Contractual Obligations

We have no material contractual obligations as of September 30, 2025.

Critical Accounting Policies

See "Critical Accounting Estimates and Recent Accounting Pronouncements" under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC.

Non-U.S. GAAP Financial Measures

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided certain non-U.S. GAAP prospective financial performance measures. Because the non-U.S. GAAP performance measures do not have standardized meanings prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. These measures should not be considered in isolation or as substitutes for measures of performance prepared in accordance with U.S. GAAP. There are limitations associated with the use of non-U.S. GAAP measures. Since these measures do not incorporate revenues, changes in working capital and non-operating cash costs, they are not necessarily indicative of potential operating profit or loss, or cash flow from operations as determined in accordance with U.S. GAAP.

The non-U.S. GAAP measures presented in this report are not, and are not intended to be, presentations in accordance with U.S. GAAP. These metrics represent financial measures related to the Project.

We believe that these metrics help investors understand the economics of the Project as presented in the Mt Todd FS. We present the non-U.S. GAAP financial measures for our Project in the tables below. Presentation based on U.S. GAAP may cause results to vary from the amounts disclosed in this report. Other companies may calculate these measures differently.

Determination of Non-U.S. GAAP Financial Measures

This report may include the following financial measures presented on a non-U.S. GAAP basis:

●	Cash Costs per ounce produced;
●	AISC per ounce;
●	Capital Efficiency; and
●	Benefit to Cost Ratio.

Cash Costs per ounce of gold produced and AISC per ounce of gold produced are non-U.S. GAAP metrics developed by the World Gold Council intended to improve transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports Cash Costs and AISC on a per ounce basis and Cash Costs on a per tonne processed basis because we believe these metrics appropriately reflect mining costs over specified periods and the life of mine. The Company reports on Capital Efficiency and Benefit to Cost Ratio because these metrics provide a standard measurement of initial capital efficiency. Similar metrics are used in the gold mining industry as comparative benchmarks of performance.

Cash Costs consist of Project operating costs, refining costs, the Jawoyn Royalty, and the Wheaton Royalty. The sum of these costs is divided by the corresponding ounces of gold produced or tonnes processed to determine Cash Cost per ounce or per tonne processed metrics, respectively.

AISC consists of Cash Costs (as described above), plus sustaining capital costs. The sum of these costs is divided by the corresponding ounces of gold produced to determine the AISC per ounce metric.

Costs excluded from Cash Costs and AISC include depreciation and amortization, exploration and development costs not required to achieve the gold production set out in the technical study, corporate costs or allocations, income taxes, NT Government royalties subject to legislative changes, financing charges, costs related to business combinations, asset acquisitions other than sustaining capital, and asset dispositions.

Capital Efficiency consists of initial capital expenditures divided by the ounces of gold produced.

Benefit to Cost Ratio consists of the after-tax NPV5% of project cash flows divided by initial capital.

The following table presents the calculations used to determine the non-U.S. GAAP financial measures presented in the report.

	Units	Years 1-15	Life of Mine (30 Years)
Gold Produced	koz	2,298	4,368
Tonnes processed	kt	77,512	157,445

Mining Costs	$ millions	$ 1,433	$ 2,606
Processing Costs	$ millions	1,372	2,774
Site General and Administrative Costs	$ millions	162	328
Jawoyn Royalty	$ millions	172	328
Wheaton Royalty	$ millions	65	115
Refining Cost	$ millions	11	22
Cash Costs	$ millions	3,216	6,172
Sustaining Capital	$ millions	144	376
AISC	$ millions	$ 3,330	$ 6,548

Per Ounce Produced ($ ÷ Gold Produced):
Mining Cost	$/oz	$ 623	$ 597
Processing Cost	$/oz	597	635
Site General and Administrative Costs	$/oz	70	75
Jawoyn Royalty	$/oz	75	75
Wheaton Royalty	$/oz	28	26
Refining Cost	$/oz	5	5
Cash Costs	$/oz	$ 1,399	$ 1,413
Sustaining Capital	$/oz	50	86
AISC	$/oz	$ 1,449	$ 1,499

	Units	Initial Capital	Sustaining Capital (All Years)
Capital Costs	$ millions	$ 425	$ 442
Total Gold Produced	koz	4,554	4,554
Capital Efficiency	$/oz	$ 93	$ 97

After-tax NPV5%	$ millions		$1,060
Initial Capital	$ millions		$ 425
Benefit to Cost Ratio	$ millions		2.5

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

The Company announced the results of the 2025 FS on July 29, 2025. The S-K 1300 Report was filed on EDGAR at www.sec.gov on September 11, 2025 and the NI 43-101 Report was filed on SEDAR+ at www.sedarplus.ca on September 11, 2025.

Vista expects to incur expenditures of approximately $2,700 for its Mt Todd site management and environmental stewardship activities and $2,000 for non-recurring project program costs for the ensuing 12 months following September 30, 2025.

All scientific and technical information herein has been reviewed and approved by Maria Vallejo Garcia of P&G Consulting Services LLC, independent technical consultant, previously Vista’s Director of Projects and Technical Services, and designated Qualified Person (or “QP”) as defined by S-K 1300 and NI 43-101.

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

Operations

●	Our belief that Mt Todd is a development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	the potential for near-term development of a smaller initial project at Mt Todd;
●	our belief that the Study reduce operational risks by incorporating the use of contract mining, third-party power generation, and other Australian practices;
●	our belief that the 2025 FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns over a 30-year mine life;
●	our estimates of future operating and financial performance;
●	our belief that our working capital as of September 30, 2025, together other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned net corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that the outcome of the remaining Mexico tax case cannot be estimated at this time;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our objective to maintain adequate liquidity and minimize dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our estimate that net recurring expenditures will be approximately $7,400 plus $2,000 related to upcoming metallurgical evaluations; final payments for the 2025 FS and enhanced water evaporation equipment; permit modifications; and ongoing Mt Todd site maintenance costs in the ensuing twelve months following September 30, 2025;
●	our expectation that Vista will incur approximately $2,700 for its Mt Todd site management and environmental stewardship activities and $2,000 for non-recurring project program costs for the ensuing 12 months following September 30, 2025;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in commencement of construction at Mt Todd;
●	our reliance on third-party power generation and contract mining for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;

●	potential challenges to the title to our mineral properties;
●	events or changes in conditions may affect land use authorizations;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to consummate a strategic transaction, obtain a development partner, or secure other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	potential unfavorable outcome of Mexico tax litigation;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;

●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, recoverability of metal in the mining process, and other relevant factors;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the nine months ended September 30, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the nine months ended September 30, 2025, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Maria Vallejo Garcia
23.2*	Consent of Mining Plus Australia Pty Limited
23.3*	Consent of Tetra Tech
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2025 and 2024, (ii) Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: November 12, 2025	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: November 12, 2025	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer