Form 10-K
period 2025-12-31
VISTA GOLD CORP
filed 2026-03-11
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $122,628,000

The number of shares of the Registrant’s Common Stock outstanding as of March 9, 2026 was 144,947,520.

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

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a development-stage gold deposit located in the Tier-1 jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility.

On July 29, 2025, the Company announced the results of a new Mt Todd feasibility study focused on developing a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “Mt Todd FS” or the “Study”). The Mt Todd FS significantly decreased the initial capital requirement, prioritized grade over tonnes, delivered stable gold production over the extended life of the project, and provided a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations.

The Mt Todd FS marks a significant shift in the strategy for Mt Todd, demonstrating the potential for near-term development of a smaller, lower capital cost project than previously evaluated. The Study incorporates the use of contract mining, third-party power generation, and other design and operating practices to reduce operational risks. The Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life. The Study does not assume any expansion of the planned mining/processing rate, but the 15,000 tpd design layout provides ample space for future expansion of the processing plant.

Feasibility Study Highlights

●Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the 30-year life of mine
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over the life of mine
●	Life of mine average gold recovery of 88.5% from 3-stage crush, single-stage sort, 2-stage grind, and carbon-in-leach (“CIL”) recovery circuit
●	After-tax NPV5% of $1.1 billion, internal rate of return of 27.8%, and 2.7-year payback at a $2,500 per ounce gold price
●	After-tax free cash flow at a $2,500 per ounce gold price of $1.6 billion for first 15 years of commercial operations
●	Initial capital requirements of $425 million, a 59% reduction from the 2024 FS (as defined below)
-Capital Efficiency: $93 per ounce (initial capital : total ounces of gold produced)(3)
-	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital) (3)
●	All-in Sustaining Cost (“AISC”) of $1,449 per ounce during years 1-15 and $1,499 per ounce during years 1-30(3)

Notes to investors:

(1)	Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 (as defined below).
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see “Non-U.S. GAAP Financial Measures” for additional disclosure.

A technical report summary titled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 15 ktpd Feasibility Study – Northern Territory, Australia” with an effective date of July 29, 2025 and a filing date of September 11, 2025 (the “S-K 1300 Report”) for the Mt Todd FS was prepared in accordance with Item 1300 of Regulation S-K (“S-K 1300”) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed on EDGAR at www.sec.gov on September 11, 2025.

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

The Company previously completed a feasibility study for Mt Todd in 2022, with material project costs and economic returns updated in 2024 (the “2024 FS”). The 2024 FS evaluated the development of a 50,000 tpd, nominally 17.75 million tpa, operation.

In January 2026, the Company announced continued progress at its Mt Todd gold project and outlined the pathway to initiate detailed engineering and design in 2027. The Company would expect this milestone to initiate a period of approximately 27-months for design, construction, and commissioning.

Our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project. Priorities include obtaining permit modifications to align existing approved permits with the Mt Todd FS; expanding corporate capability by building an Australia-based team to lead project development; and addressing recommendations presented in the Mt Todd FS that will provide key inputs for detailed engineering and design. On March 9, 2026, Vista closed a public offering for aggregate gross proceeds totaling $44,850 to fund these priorities and other general corporate purposes.

We have commenced efforts to obtain permit modifications and are actively engaged with consultants, regulators, and stakeholders. Some modifications have already been submitted, and programs to support other submissions have been planned and are expected to begin within the coming weeks. We anticipate the approval of these modifications will be achieved in 2027.

We are addressing recommendations presented in the Mt Todd FS. Recent drilling has provided core for selective metallurgical testing to confirm grind size, gold recoveries, and optimal selection and sizing of  equipment in the process plant. A geotechnical review is also underway, with planned drilling around the Batman pit to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves.

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

Human Capital Management

As of December 31, 2025, we had 13 full-time employees and one part-time employee globally. In addition, we use consultants with specific skills to assist with various aspects of our corporate affairs, project evaluation, due diligence, corporate governance and property management. Since December 31, 2025, we have added four Australian employees and expect to add additional Australian employees throughout 2026.

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

Environmental, Social, and Governance Responsibility

Vista is committed to implementing and continuing to improve business practices that are designed to minimize environmental impacts of our operating activities, support the people and communities within our areas of influence, and appropriately manage the business affairs of our organization. We believe part of being a good corporate citizen requires a dedicated focus on how we affect the environment and fulfill our responsibilities to stakeholders. We have worked closely with governmental entities in the NT and local groups, including the Jawoyn Association Aboriginal Corporation (the “Jawoyn Association”), as we strive towards an environmentally sound and socially responsible development plan.

Segment Information

We have one reportable segment, consisting of acquisition, exploration and evaluation activities which are focused on Australia. We reported no mining operating revenues during the years ended December 31, 2025 and 2024. Additional segment-level disclosure is provided in Note 11 – Segment Information. Geographic location of mineral properties and plant and equipment is provided in Note 3 – Mineral Properties and Note 4 – Plant and Equipment to our Consolidated Financial Statements under the section heading “Item 8. Financial Statements and Supplementary Data” below.

Reclamation

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with this period and prior to Vista’s acquisition in 2006 are presently the responsibility of the NT Government. At such time as we provide notice to the NT Government that we intend to proceed with development, the Company will then assume these historical rehabilitation liabilities, currently stated by the NT Government at A$73 million. As a result, we would be required to mitigate long-term environmental impacts, including any of those existing prior to 2006, that are not otherwise mitigated during the life of mine, by stabilizing, contouring, re-sloping and re-vegetating various portions of the Project after mining and mineral processing operations are completed. Reclamation programs would be conducted in accordance with detailed plans, which would be finalized and reviewed by the appropriate regulatory agencies prior to initiating such programs.

Government Regulation

Our exploration and development activities and other property interests are subject to various national, state, territorial, provincial, and local laws and regulations in Australia and other jurisdictions, which govern prospecting, development, mining, mine safety, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, the use and disposal of hazardous substances, and other matters. We have obtained the major authorizations based on a 50,000 tpd technical report from 2018, and we have authorizations currently required to conduct our exploration, site management, and other programs. We believe we comply in all material respects with applicable mining, health, safety and environmental statutes and regulations in all the jurisdictions in which we operate.

Key Australian Environmental and Social Laws

Mineral projects in the NT are subject to Australian federal and NT laws and regulations regarding environmental matters and the use and disposal of hazardous wastes and materials. As with all mining projects, development and operation of Mt Todd is expected to have a variety of environmental and social impacts. We are required under Australian laws and regulations (federal and territorial) to acquire permits and other authorizations before Mt Todd can be developed and mined. In September 2014, the environmental impact statement (“EIS”) for Mt Todd was approved. The Environmental Protection Agency of the Northern Territory Government (“NT EPA”) advised that it had assessed the environmental impacts of the proposed gold mine at Mt Todd and authorized the Company to proceed with development, subject to the recommendations as outlined in the assessment report (the “Assessment Report”). The Assessment Report included a request for Vista to secure an authorization under the federal Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) as it relates to the Gouldian Finch. In January 2018, the authorization required by the EPBC was approved by the Australia Department of the Environment and Energy. We must comply with the terms of our Authority Certificates under the Northern Territory Aboriginal Sacred Sites Act 1989 which deals with the handling of archeological material and sacred sites. We are also subject to statutory requirements under the NT Mining Management Act, which includes the requirement to have a mining authorization before the start of mining operations. The mining authorization is issued after the approval of the mining license. It is the legal document that makes the mining license and any additional conditions binding for the Project. The Mt Todd Mining Management Plan (“MMP”) and associated mining authorization were approved by the Northern Territory Department of Industry, Tourism and Trade in June 2021. As a result of recent changes to the Mining Management Act, all MMPs were converted to Deemed Environmental (Mining) Licenses (“DEML”) in July 2024, and companies have four years to convert the DEMLs to Environmental (Mining) Licenses (“EML”). In the interim period, the DEML provides the same rights and obligations in regard to the operating plans for Mt Todd as determined in the MMP. The Company is in the process of aligning the relevant approvals and authorizations discussed in this section with the plans and designs in the Mt Todd FS.

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

During 2025, Mt Todd did not have any material non-compliance occurrences with any applicable environmental laws and regulations. See “Item 1. Business – Reclamation”, above.

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

The following table presents the high, low and average London Fix prices in U.S. dollars per troy ounce of gold over the past five years and during 2026 through March 4, 2026:

Year	High	Low	Average
2021	$1,943	$1,684	$1,799
2022	$2,039	$1,629	$1,800
2023	$2,078	$1,811	$1,941
2024	$2,778	$1,985	$2,386
2025	$4,481	$2,633	$3,447
2026 (to March 4, 2026)	$5,508	$4,386	$4,904

Data Source 2021 to 2024: www.lbma.org.uk/prices-and-data/precious-metal-prices#/

Data Source 2025 to 2026: www.kitco.com/price/fixes/kitco-fix

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

“ktpd” means thousands of tonnes per day.

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

Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves

We are subject to the reporting requirements of the Exchange Act and applicable Canadian securities laws. As a result, we report our mineral resources and mineral reserves according to two different standards. For U.S. purposes, mineral property disclosures are reported in accordance with S-K 1300 under the Exchange Act, while Canadian disclosures are reported in accordance with 43-101. Both sets of reporting standards have similar goals in terms of conveying an appropriate level of confidence in the disclosures being reported, but the standards embody slightly different approaches and definitions.

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

Operations

●	Our belief that the Mt Todd Project offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	our belief that the Mt Todd FS marks a significant shift in the strategy, demonstrating the potential for near-term development of a smaller, lower capital cost project than previously evaluated;
●	our belief that the Study reduces operational risks by incorporating the use of contract mining, third-party power generation, and other design and operating practices;
●	our belief that the Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life;
●	our objective to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd;
●	our expectation of adding additional Australian employees throughout 2026;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation that initiating detailed engineering and design is a milestone that could initiate a period of approximately 27-months for design, construction, and commissioning and that these activities can be completed within 27 months;
●	our expectation of Mt Todd’s impact, including environmental and economic impacts;
●	our belief that continued progress at its Mt Todd gold project outlines a pathway to initiate detailed engineering and design in 2027;
●	our intention that our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project;
●	our anticipation that the approval of permit modifications will be achieved in 2027;

●	the potential for the geotechnical review, with planned drilling around the Batman pit to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves;
●	plans and estimates concerning potential Mt Todd development, including access to an adequate supply of water, the availability of natural gas on acceptable terms, as well as the ability to obtain all required permits;
●	estimates of mineral reserves and mineral resources;
●	our belief that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and regulations in all of the jurisdictions in which we operate and that our operations are conducted in material compliance with applicable laws and regulations;
●	our expectation that the use of HPGR crushers at Mt Todd will produce a product that can be ground more efficiently and reduce energy requirements as compared to a SAG Mill design;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our expectation that a metallurgical testing program will provide data for detailed engineering and design, with results expected mid-year 2026;
●	our expectation that the single-stage XRT sorting circuit is expected to reject approximately 8% of the run-of-mine feed as waste and produce a gold loss from the rejected waste of approximately 1.7%;
●	our estimate that for the 12-month period following December 31, 2025, before consideration of the use of proceeds from the March 9, 2026 financing, net recurring expenditures will be approximately $8,700, plus $1,800 for non-recurring project program costs;
●	our intention to use the net proceeds from the March 9, 2026 financing to advance exploration and development activities at our Mt Todd gold project and for general corporate purpose;
●	our belief that the Company has started activities expected to lead to the transition of Mt Todd to a producing operation;
●	our objective to advance plans to build the internal organizational capabilities and obtain the financing needed to make the transition of Mt Todd to a producing operation;
●	our expectation that we will incur expenditures of approximately $9,100, including $4,600 for its Mt Todd site management, environmental stewardship activities, and expanding its corporate capability by building an Australia-based team;
●	our expectation that we will incur expenditures of approximately $10,200 in non-recurring project program costs are estimated for the 12-month period following December 31, 2025 for pre-development evaluations, project planning and early development work, initial project financing costs, and on-going site maintenance requirements;
●	our expectation that certain existing infrastructure at Mt Todd resulted in reduced initial capital expenditures in developing the economic analysis for the Mt Todd FS;

Business and Industry

●	our belief that our Working Capital as of December 31, 2025, together with the net proceeds from the Offering, interest income, other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs;
●	the potential monetization of our non-core assets, including royalty interests in the U.S. and Canada, and our used mill equipment which is for sale;
●	planned or potential expenditures, funding requirements and sources of capital, including near-term sources of additional cash;

●	our expectation that the Company will continue to incur losses and will not pay dividends for the foreseeable future;
●	our belief that the current market value of the common shares in the capital of the Company (the “Common Shares”) does not reflect the fair value of the Company’s assets;
●	our belief that we maintain reasonable amounts of insurance;
●	our expectations related to potential changes in regulations or taxation initiatives;
●	our belief that we are possibly a passive foreign investment company;
●	the potential that we may grant options and/or other stock-based awards to our directors, officers, employees and consultants;
●	preliminary estimates of the reclamation and other related costs that would be incurred if we were to notify the NT Government that we intend to proceed with development and assume rehabilitation liability for Mt Todd; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment.

Forward-looking statements and forward-looking information have been based upon a number of estimates and assumptions including material estimates and assumptions related to our current business and operating plans, as approved by the Board of Directors; our cash and other funding requirements and timing and sources thereof; results of pre-feasibility and feasibility studies, mineral resource and reserve estimates; initial assessments and exploration activities; advancements of the Company’s required permitting processes; our experience working with regulators; current market conditions and project development plans. The material assumptions used to develop the forward-looking statements and forward-looking information included in this annual report on Form 10-K include: our expectations of metal prices; our forecasts and expected cash flows; our projected capital and operating costs; accuracy of mineral resource estimates and resource modeling and preliminary feasibility and feasibility study results; expectations regarding mining and metallurgical recoveries; timing and reliability of sampling and assay data; anticipated political, economic, and social conditions; expected Australian national, provincial and local government policies, including legal reforms, successful advancement of the Company’s required permitting processes; and ability to successfully raise additional capital. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “will”, “may” and similar expressions are intended to identify forward-looking statements and forward-looking information. These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance, or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	Mineral Resource and Mineral Reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in permitting or commencement of construction at Mt Todd;
●	our reliance on third-party power generation and contract mining for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;

●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	events or changes in conditions may affect land use authorizations;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain, and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to consummate a strategic transaction, obtain a development partner, or secure other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	lack of success in our efforts to find an acceptable partner, external financing or other acceptable alternatives to move forward with development of Mt Todd;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	potential unfavorable outcome of Mexico tax litigation;

●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of Mineral Reserves and Mineral Resources and mineralized material and fluctuations therein based on metal prices, estimated costs, recoverability of metal in the mining process, and other relevant factors;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing the Company or otherwise associated with an investment in our securities. Additional risks not presently known to us or which we currently consider not material may also adversely affect our business. If any of the following risks actually occur, our business, financial condition, and operating results could be materially adversely affected.

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

Our property and royalty interests are subject to environmental regulations. Environmental legislation is becoming more restrictive, with stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. There is no assurance that future changes in environmental laws and regulations will not adversely affect our interests. Currently, our property and royalty interests are subject to environmental laws and regulations in Australia and the U.S.

We could be subject to environmental lawsuits.

Neighboring landowners and other third parties could file claims based on environmental statutes and common law for personal injury and property damage allegedly caused by environmental nuisance or the release of hazardous substances or other waste material into the environment on or around our properties. There can be no assurance that our defense of such claims would be successful. This could have a material adverse effect on our business prospects, results of operation, cash flows, financial condition, and corporate reputation.

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

Substantial expenditures are required to acquire gold properties, establish mineral reserves through drilling and analysis, develop metallurgical processes to extract metal from the ore and develop the mining and processing facilities and infrastructure at any site chosen for mining. We cannot be assured that any such activities will be commercially successful, be completed in a timely manner, lead to gold production, or add value.

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

We are dependent on the services of key management personnel. The loss of any of these key personnel, if not replaced, could have a material adverse effect on our business and operations. Our future success will depend in part on our ability to identify, attract, engage, train, and retain highly qualified personnel. Competition for these individuals is intense, and we may not succeed in identifying, attracting, or retaining qualified personnel. The loss or interruption of the services of any of our executive officers or other key employees, the inability to identify, attract, or retain qualified personnel in the future, the inability to successfully implement executive officer, key employee or other personnel transitions, or delays in hiring qualified personnel could make it difficult for us to conduct and manage our business and meet key objectives, which could harm our business, financial condition, and operating results. The loss of services from key personnel or a limitation in their availability could materially and adversely impact our business, prospects, liquidity, financial condition and results of operations. Further, such a loss could be negatively perceived in the capital markets.

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

The value of our assets, our ability to raise capital and our future economic returns are substantially dependent on the price of gold. The gold price is volatile and is affected by numerous factors beyond our control. Factors tending to influence gold prices include:

●	gold sales or leasing by governments and central banks or changes in their monetary policy, including gold inventory management and reallocation of reserves;
●	speculative short or long positions on futures markets;
●	the relative strength of the U.S. dollar;
●	current, or expectations of future, rates of inflation or interest rates;
●	changes to economic conditions in the United States, China, India and other industrialized or developing countries;

●	geopolitical conflicts;
●	changes in jewelry, investment, or industrial demand;
●	changes in supply from production, disinvestment, and scrap; and
●	forward sales by producers in hedging or similar transactions.

A substantial or extended decline in the gold price could:

●	negatively impact our ability to raise capital on favorable terms, or at all;
●	negatively affect our ability to find a partner, investor, or lender for the development of Mt Todd;
●	jeopardize the development of Mt Todd;
●	reduce our existing estimated mineral resources and reserves by removing material from these estimates that could not be economically processed at lower gold prices;
●	reduce the potential for future revenues from gold projects in which we have an interest;
●	reduce funds available to operate our business; and
●	reduce the market value of the Common Shares and our assets.

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

The mining industry is intensely competitive in all its phases. Some of our competitors are much larger, established companies with greater financial and technical resources than ours. We compete with other companies for attractive mining properties, for capital, for equipment and supplies, for outside services, and for qualified managerial and technical employees. Access to financing, equipment, supplies, skilled labor, and other resources may also be affected by competition from non-mining related commercial sectors. If we are unable to raise sufficient capital, we will be unable to execute exploration and development programs, or such programs may be reduced in scope. Competition for equipment and supplies could result in shortages of necessary supplies and/or increased costs. Competition for outside services could result in increased costs, reduced quality of service and/or delays in completing services. If we cannot successfully retain or attract qualified employees, our ability to advance the development of Mt Todd, to attract necessary financing, to meet all our environmental and regulatory responsibilities, or to take opportunities to improve our business, could be negatively affected. This could have a material adverse effect on our business prospects, results of operations, cash flows and financial condition.

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

U.S. shareholders of our Common Shares should be aware that the Company believes it is possible we may be classified as a passive foreign investment company (“PFIC”) up to and including the taxable year ended December 31, 2025, and based on current business plans and financial projections, management believes there is a possibility that the Company could be classified as a PFIC during the current taxable year. If the Company is classified as a PFIC for any year during a U.S. shareholder’s holding period, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of Common Shares, or any so-called “excess distribution” received on their Common Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective “qualified electing fund” (“QEF Election”) or a “mark-to-market” election with respect to the Common Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of the net capital gain and ordinary earnings for any year in which the Company is PFIC, whether or not the Company distributes any amounts to its shareholders. U.S. shareholders should be aware that there can be no assurance that the Company will satisfy record keeping requirements that apply to a QEF Election, or that the Company will supply U.S. shareholders with information that such U.S. shareholders require to report under the QEF Election rules, in event that the Company is a PFIC and a U.S. shareholder wishes to make a QEF Election. Thus, U.S. shareholders may not be able to make a QEF Election with respect to their Common Shares. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the Common Shares over the taxpayer’s basis therein. This paragraph is qualified in its entirety by the discussion below in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Certain U.S. Federal Income Tax Considerations for U.S. Residents.” Each U.S. shareholder should consult his or her own tax advisor regarding the U.S. federal, U.S. state and local, and foreign tax consequences of the PFIC rules and the acquisition, ownership, and disposition of Common Shares.

Certain directors and officers may serve as directors and officers of other companies in the natural resources sector.

While there are no known existing or potential conflicts of interest between Vista and any of its directors or officers, certain of the directors and officers do or may serve as directors and officers of other natural resource companies and therefore it is possible that a conflict may arise between their duties as a director or officer of our Company and their duties as a director or officer of such other companies. Our directors and officers are aware of the existence of laws governing accountability of directors and officers for corporate opportunity and disclosure of conflicts of interest. Should any director or officer breach the duties imposed upon them by applicable laws, such actions or inactions could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

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

Feasibility studies, such as our Mt Todd FS and other technical studies are used to estimate the economic viability of an ore deposit, as are preliminary feasibility studies, preliminary economic assessments, and scoping studies. Feasibility studies are the most detailed studies and reflect higher levels of confidence in estimated production rates, and capital and operating costs. Accepted levels of confidence required to meet the standards set out in S-K 1300 are plus or minus 15% for feasibility studies, plus or minus 25-30% for preliminary feasibility studies and plus or minus 35-40% for preliminary economic assessments. Confidence levels for scoping studies may vary, but generally provide less confidence than preliminary economic assessments. These thresholds reflect the levels of confidence that exist at the time the study is completed. Subsequent changes to metal prices, foreign exchange rates, reclamation requirements, operating and capital costs, and other variables may cause actual results of economic viability to differ materially from these estimates. Results of any subsequent Mt Todd feasibility study may be less favorable than the Mt Todd FS.

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

Mineral exploration and development involve many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Projects and operations in which we have direct or indirect interests will be subject to all the hazards and risks normally incidental to exploration, development, and production of gold and other metals, any of which could result in work stoppages, damage to property, physical harm, and possible environmental damage. The nature of these risks is such that liabilities might exceed any liability insurance policy limits. It is also possible that the liabilities and hazards might not be insurable, we could elect not to be insured against such liabilities due to high premium costs or other reasons, or our insurance for a particular event or circumstance might be insufficient, in which event we could incur significant costs that could have a material adverse effect on our business prospects, results of operations, cash flows, financial position, and corporate reputation.

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

Qualified Persons

The scientific and technical disclosures about Mt Todd in this annual report on Form 10-K have been reviewed and approved by Maria Vallejo Garcia of P&G Consulting Services LLC, independent technical consultant, previously Vista’s Director of Projects and Technical Services through October 2025, and a designated qualified person (or “QP”) as defined by S-K 1300 and NI 43-101. For a description of the key assumptions, parameters and methods used to estimate mineral resources and mineral reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the technical report summary of the Mt Todd FS (as described below) which is included as an exhibit to this Form 10-K.

Mt Todd Gold Project, Northern Territory, Australia

Summary Disclosure

The Company has one material mining property, being the Mt Todd Gold Project located in Northern Territory, Australia (“NT”). We hold Mt Todd through our wholly owned subsidiary Vista Gold Australia Pty. Ltd. (“Vista Gold Australia”).

Technical Report Summary

The Mt Todd FS is the technical report summary, prepared pursuant to S-K 1300, is attached as an exhibit to this Annual Report on Form 10-K and is entitled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 15 ktpd Feasibility Study – Northern Territory, Australia” with an effective date of July 29, 2025 and a filing date of September 11, 2025 in accordance with S-K 1300 and filed on EDGAR at www.sec.gov on September 11, 2025.

A companion technical report for Canadian purposes, pursuant to NI 43-101, was filed on SEDAR+ at www.sedarplus.ca on September 11, 2025 and is entitled “NI 43-101 Technical Report – Mt Todd Gold Project – 15 ktpd Feasibility Study – Northern Territory, Australia”, with an effective date of July 29, 2025. The companion report is referenced herein for informational purposes only and is not incorporated herein by reference.

The technical data and economic conclusions of these reports are materially identical, with differences in the formatting of the reports and details of certain assumptions resulting only from the respective disclosure requirements of S-K 1300 and NI 43-101. The reports were prepared for the Company by GR Engineering Services Limited, Mining Plus, Tetra Tech, BBA Consultants International LP (formerly Tierra Group), Deepak Malhotra, Ph.D., SME RM, and WSP Australia Pty Limited, each of whom is a qualified person under S-K 1300 and NI 43-101. None of the qualified persons or any associates of the qualified persons employed in the preparation of this report have any beneficial interest in the Company or the Mt Todd Project and are not employed by the Company. The qualified persons are not insiders, associates, or affiliates of the Company. The results of the Mt Todd FS are not dependent upon any prior agreements concerning the conclusions to be reached, nor are there any undisclosed understandings concerning any future business dealings between the Company and the qualified persons. The qualified persons are being paid a fee for their work in accordance with normal professional consulting practices.

The following disclosure regarding the Company’s Mt Todd Gold Project has been derived, in part, from the Mt Todd FS. Readers should consult the Mt Todd FS to obtain further particulars regarding Mt Todd. The Mt Todd FS is available for review at www.sec.gov and under our SEDAR+ profile at www.sedarplus.com. The Mt Todd FS is not incorporated by reference into this annual report on Form 10-K. For a description of the key assumptions, parameters and methods used to estimate Mineral Resources and Mineral Reserves included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the Mt Todd FS.

Certain capitalized terms in this section not otherwise defined herein have the meanings ascribed to them in the Mt Todd FS.

Project Location, Access, Ownership and Climate

Mt Todd is located 56 kilometers (“km”) by road northwest of Katherine, NT, Australia, and approximately 290 km by road southeast of Darwin, NT. Access to the property is via high quality, two lane paved roads from the Stuart Highway, the main arterial within the territory.

The following figure illustrates the location of Mt Todd:

DARWIN
Adelaide River
Hayes Creek
Stuart Highway
Pine Creek
MT TODD GOLD PROJECT
Katherine
Stuart Highway
Mataranka
N
0 10 20 30 40 50
Scale in Kilometers
Darwin
Map Area
Northern Territory
Western Australia
Queensland
AUSTRALIA
Perth
Adelaide
Sydney
Victoria

The Project area has a sub-tropical climate with a distinct wet season and dry season. The area receives most of its rainfall between the months of December and March. Temperatures are moderate, allowing for year-round mining operations. The topography is relatively flat. The tenements encompass a variety of habitats forming part of the northern Savannah woodland region, which is characterized by eucalypt woodland with tropical grass understories. Surface elevations are approximately 130-160 meters above sea level in the area of the previous and planned site and waste rock dumps.

Project Stage

The Project is a development stage property with proven and probable Mineral Reserves.

Feasibility Study Results

The Mt Todd FS evaluates a 15 ktpd project that optimizes payable gold, capital efficiency, operating costs, and net present value (“NPV”) at this scale.

The Mt Todd FS highlights include:

●	Estimated Proven and Probable Mineral Reserves of 5.2 million ounces of gold (172 million tonnes at 0.94 g Au/t) using a gold price of $1,800 per ounce for the Mineral Reserves estimate and a cut-off grade of 0.50 g Au/t(1)(2);
●	Initial capital of $425 million, a 59% reduction from the Company’s feasibility study issued in 2024 for a 50 ktpd case;
•	Capital Efficiency of $93 per ounce (initial capital : total ounces of gold produced)(3)
•	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital)(3);
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over a 30-year life of mine;
●	Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the life of mine;
●	All-in Sustaining Cost (“AISC”) of $1,449 per oz years 1-15 and $1,499 per oz years the life of mine(3); and
●	After-tax NPV5% of $1.1 billion and IRR of 27.8% at a gold price of $2,500.

(1)	Note to investors: Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 and CIM Definition Standards.
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in this annual report on Form 10-K for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see Non-U.S. GAAP Financial Measures for additional disclosure.

Key statistics of the Mt Todd FS are presented in the table below:

	Years 1-15	Life of Mine(1)
Average Plant Feed Grade (g Au/t)	1.04	0.97
Average Annual Gold Production (koz)	153	146
Gold Production (koz)	2,298	4,387 (2)
Average Recovery (%)	88.6%	88.5%
Cash Costs ($/oz)(3)	$1,399	$1,413
AISC ($/oz)(3)	$1,449	$1,499
Strip Ratio (waste:ore)	4.15	3.98
Initial Capital ($ millions)		$425
After-tax NPV5% ($ millions)		$1,060
After-tax IRR		27.8%
After-tax Payback (years)		2.7

Note: Table economics presented using a gold price of $2,500/oz.

(1)	Life of mine refers to years 1-30.
(2)	Life of mine does not include 167 koz produced during reprocessing of the heap leach material in years 31-33.
(3)

Cash Costs per ounce and AISC per ounce are non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

The following figure presents the Mt Todd FS annual after-tax cash flows using a gold price of $2,500/oz:

The Project is most sensitive to changes in the gold price. Sensitivity to operating and capital costs changes are closely matched with the Project being slightly more sensitive to operating costs changes as shown in the following figure.

The following table provides the sensitivity of IRR and NPV at various discount rates to changes in the gold price.

Gold Price Sensitivity	-15%	-10%	-5%	Base	5%	10%	15%
Gold Price	$2,125	$2,250	$2,375	$2,500	$2,625	$2,750	$2,875
IRR	18.8%	21.9%	25.0%	27.8%	30.7%	33.4%	36.1%
After-Tax NPV5%	$559	$724	$896	$1,060	$1,232	$1,403	$1,575
After-Tax NPV8%	$325	$440	$560	$674	$793	$913	$1,032
After-Tax NPV10%	$223	$316	$414	$506	$602	$699	$796

Capital expenditures for the Mt Todd FS initial and sustaining capital requirements include:

Capital Expenditures ($ Millions, except per ounce amounts)	Initial	Sustaining
	Capital	Capital (1)
Mining	$22	$33
Process Plant	145	46
Project Infrastructure	84	146
Site Establishment and Facilities	37	8
Management, Engineering and EPC Services	65	9
Preproduction Costs and Capital Spares	47	—
Reclamation	—	109
Sub-total: Capital Expenditures	$400	$351
Heap Leach Pad, Reclamation and Closure	—	50
Engineering Growth and Contingency (6 -10% by area)	25	41
Capital Expenditures	$425	$442

Capital Efficiency (2)	$93	$97

Note: Amounts may not add to total due to rounding.

(1)	Sustaining capital is inclusive of reclamation and closure costs but excludes an estimated $88 million of pre-tax cash operating margin considered as self-funding reclamation associated with reprocessing heap leach pad ore material.
(2)	Capital efficiency is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

The following table presents the Mt Todd FS operating costs on per ore tonne processed and per ounce produced bases.

Operating Cost	Years 1-15		Life of Mine Cost (Years 1-30)
	Per ore tonne		Per ore tonne
	processed	Per ounce	processed	Per ounce
Mining	$18.49	$623	$16.55	$597
Processing	17.70	597	17.62	635
Site General and Administrative	2.09	70	2.09	75
Jawoyn Royalties(1)	2.22	75	2.08	75
Wheaton Royalty(1)	0.84	28	0.73	26
Refining Costs	0.15	5	0.14	5
Cash Costs(2)	$41.49	$1,399	$39.20	$1,413

Note: Table may not add to total due to rounding

(1)	Royalties are based on the contractual terms as described below.
(2)	Cash Costs is a non-U.S. GAAP financial measure; see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures for additional disclosure.

In November 2020, we modified our agreement with the Jawoyn Association Aboriginal Corporation (“Jawoyn Association”). The modified agreement provides the Jawoyn Association with a gross proceeds royalty (“GPR”) ranging between 0.125% and 2.0%, depending on prevailing gold prices and foreign exchange rates, instead of its previous right to become a 10% participating joint venture partner in Mt Todd. The modified agreement did not affect the previously agreed 1.0% GPR. The combined royalty (“Jawoyn Royalty”) ranges from 1.125% to 3.0%. Based on a gold price of $2,500/oz and the AUD/USD foreign exchange rates used in for the Mt Todd FS economic analysis, the Jawoyn Royalty was assumed to be 3.0%.

In December 2023, Vista entered into a royalty agreement with Wheaton Precious Metals (Cayman) Co., an affiliate of Wheaton Precious Metals Corp., in relation to Mt Todd (the “Royalty Agreement”). Pursuant to the terms of the Royalty Agreement, Vista granted Wheaton a royalty in the amount of 1% of gross revenue from the sale or disposition of minerals from the Project, subject to adjustments in certain circumstances (the “Wheaton Royalty”). Based on the timing to achieve the Royalty Agreement’s defined completion test, the Wheaton Royalty was assumed to be 1.13% for purposes of the Mt Todd FS economic analysis.

The production schedule contemplates 158.6 million tonnes of ore from the Batman deposit containing an estimated 4.96 million ounces of gold at an average grade of 0.97 g Au/t to be processed over a 30-year life of mine. As part of the closure plan, 13.4 million tonnes of heap leach pad material from previous operations containing an estimated 0.23 million ounces of gold will be reprocessed and then placed in Tailings Storage Facility (“TSF”) 2. Cashflow from this closure activity provides a form of self-funding reclamation. Total gold to be produced is expected to be 4.55 million ounces. Average annual gold production over the life of mine is expected to be 146,000 ounces, which includes an average of 153,000 ounces per year during the first 15 years.

The following table summarizes the production schedule for the 30-year life of mine and the subsequent reprocessing of gold Mineral Reserves from the heap leach pad.

Years	ROM Ore Mined (kt)	Waste Mined (kt)	Ore Processed (kt)	Processed Grade (g Au/t)	Contained Ounces (koz)	Gold Produced (koz)	Recovery (%)
1	6,731	22,726	2,934	1.19	112	100	89.0%
2	8,214	23,785	5,309	1.19	204	181	89.0%
3	7,675	24,325	5,325	1.19	203	181	88.9%
4	7,975	24,024	5,325	1.20	205	182	89.0%
5	4,993	27,095	5,340	0.99	171	151	88.4%
6	5,085	26,915	5,325	0.99	170	150	88.4%
7	4,979	27,020	5,325	0.99	169	150	88.4%
8	7,349	24,651	5,325	0.99	170	150	88.4%
9	6,420	25,667	5,340	0.99	170	150	88.4%
10	7,186	24,814	5,325	1.00	171	151	88.4%
11	5,557	26,442	5,325	0.99	170	150	88.4%
12	4,740	27,260	5,325	0.99	170	150	88.4%
13	5,872	26,215	5,340	1.00	172	152	88.4%
14	4,276	27,724	5,325	0.99	169	150	88.4%
15	5,796	26,204	5,325	1.00	171	151	88.4%
16-20	22,518	137,507	26,640	0.92	786	693	88.3%
21-25	25,203	102,927	26,654	0.83	715	629	88.0%
26-30	18,054	6,193	26,640	0.98	841	747	88.8%
31	—	—	1,178	0.58	22	19	87.3%
Life of Mine(1)	158,623	631,493	158,623	0.97	4,959	4,387	88.5%

31-33(2)	—	—	13,352	0.54	232	167	72.0%

Note: Table may not add to total due to rounding.

(1)	Life of mine includes all run of mine ore from the Batman deposit, including the final tonnes of ore from the Batman deposit that are scheduled for processing in Year 31.
(2)	Years 31-33 reflects the reprocessing of heap leap pad material that results in a form of self-funding reclamation.

Mineral Resources and Mineral Reserves Estimates

The Mineral Resources and Mineral Reserves reported in this section were prepared in accordance with both S-K 1300 standards and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Mineral Reserves. The table below presents the estimated Mineral Resources for the Batman and the Quigleys deposits, excluding the Heap Leach Pad due to the entirety of the Heap Leach Pad Mineral Resource being converted to Mineral Reserves, therefore, a Mineral Resource exclusive of Mineral Reserves is not reported.

Mt Todd Gold Project – Summary of Gold Mineral Resources (Exclusive of Gold Mineral Reserves)

Based on $1,950/oz Gold Price

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	47,143	0.61	930	—	—	—	3,702	1.13	134	50,845	0.65	1,064
Indicated	110,644	0.72	2,568	—	—	—	6,965	1.34	299	117,609	0.76	2,867
Measured & Indicated	157,787	0.69	3,498	—	—	—	10,667	1.26	433	168,454	0.73	3,931

Inferred	54,338	0.78	1,369	—	—	—	2,761	0.71	63	57,099	0.78	1,433

Notes:

●	Mineral Resources are reported exclusive of Mineral Reserves.
●	Batman and Quigleys Mineral Resources are quoted at a 0.4 g Au/t cut-off grade. Heap Leach Pad Mineral Resources were fully converted to Mineral Reserves.
●	The Point of Reference for the Batman and Quigleys Mineral Resources estimates is in-situ at the property. The Point of Reference for the Heap Leach Pad Mineral Resources estimates is the physical Heap Leach Pad at the property.
●	Batman and Quigleys Mineral Resources are constrained within a $1,950/oz gold pit shell. Pit parameters: Mining Cost $3.00/tonne mined, Processing Cost $17.50/tonne processed, General and Administrative Cost $1.50/tonne processed, Au Recovery 89.7%.
●	Kira Johnson MMSA of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman deposit, Quigleys deposit and Heap Leach Pad.
●	The effective date of the Batman, Quigleys and Heap Leach Pad Mineral Resources estimates is July 25, 2025.
●	Mineral Resources that are not Mineral Reserves have no demonstrated economic viability and do not meet all relevant modifying factors.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Resources were estimated in accordance with S-K 1300 and NI 43-101.
●	“–“ indicates no reported value.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of S-K 1300 is December 31, 2025.

The table below presents the estimated Mineral Reserves for the Project.

Mt Todd Gold Project – Summary of Gold Mineral Reserves Based on 15 ktpd, 0.50 g Au/t cut-off and $1,800/oz Gold Price Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	77,359	0.95	2,371	—	—	—	77,359	0.95	2,371
Probable	81,263	0.99	2,588	13,352	0.54	232	94,615	0.93	2,820
Proven & Probable	158,623	0.97	4,959	13,352	0.54	232	171,975	0.94	5,190

The Mt Todd FS economic analysis was conducted only on Proven and Probable Mineral Reserves.

Notes:

●	The Mineral Reserves point of reference is the point where material is fed into the processing plant.
●	Batman deposit Mineral Reserves are reported using a 0.50 g Au/t cutoff grade and $1,800 per ounce gold price.

●	Colin McVie and Peter Lock of Mining Plus are the QP's responsible for the Statement of Mineral Reserves for Batman deposit Proven and Probable Mineral Reserves.
●	Because all the Heap Leach Pad Mineral Reserves are to be fed through the processing plant, these Mineral Reserves are reported without a cutoff grade applied.
●	Deepak Malhotra is the QP responsible for reporting the Heap-Leach Pad Mineral Reserves.
●	The effective date of the Batman and Heap Leach Pad Mineral Reserves estimates is July 25, 2025.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Reserves were estimated in accordance with S-K 1300 and NI 43-101.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2025.

Cautionary note to investors: Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect Estimated Mineral Reserves and Mineral Resources, any of which may result in a reduction or elimination of reported Mineral Reserves and Mineral Resources. See “Item 1A. Risk Factors.”

Property Holdings

In 2006, through an agreement with Pegasus Gold Australia Pty. Ltd. (“Pegasus”), the NT Government, and the Jawoyn Association, we acquired the concession rights and access to Mt Todd. Also in 2006, through an agreement with the NT Government, we established the rights and obligations of Vista and the NT Government with respect to Mt Todd site care and maintenance and potential future development. The latter agreement was extended in 2017 through the end of 2023 and further extended in 2023 through December 31, 2029, with the option for an additional three-year extension.

A map showing the location of the mineral leases (“MLs”) and exploration licenses (“ELs”) is set out below.

160000E
170000E
180000E
190000E
200000E
210000E
8480000N
8470000N
8460000N
8450000N
8440000N
8430000N
8420000N
Cullen Australis Trend
EL29886
(59,456 Hectares)
NORTH
0 2 4 6 8
10 km
EL29882
(55,552 Hectares)
Batman-Driffield Trend
ML31525
(155 Hectares)
Batman
Quigleys
MLN1070
(3,982 Hectares)
MLN1071
(1,327 Hectares)
MLN1127
(80 Hectares)
EL30898
(18,670 Hectares)
Mining Leases
Exploration Licenses

A table listing the MLs and ELs and the provisions of each tenement is set out below. All estimated Mineral Resources and Mineral Reserves are located within the boundaries of the MLs, with the majority of estimated Mineral Resources and Mineral Reserves contained in the Batman deposit.

The Batman and Quigleys deposits are located within the MLs. Should a deposit be discovered on the ELs, that portion of the related EL would need to be converted to an ML before mining operations could start.

Mt Todd Tenements of Vista Gold Australia

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Mineral Leases	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
MLN 1070	39.8	Mining License Block	March 5, 1993	March 4, 2043	104 (due March 4)	N/A	May 4
MLN 1071	13.3	centered at	March 5, 1993	March 4, 2043	35 (due March 4)	N/A	May 4
MLN 1127	0.8	approximately	March 5, 1993	March 4, 2043	2 (due March 4)	N/A	May 4
MLN 31525	1.6	188555E, 8435665N	September 4, 2017	September 3, 2042	4 (due September 3)	N/A	May 4
Subtotal	55.4				145	-

					Estimated Holding
					Requirements
					Annual Rent &	Annual Work	Annual
	Surface	Location			Admin Fees	Requirement	Expenditure/
	Area	Description	Location Date/		(thousands	(thousands	Technical
Exploration Licenses	(Km2)	(UTM)	Grant Date	Renewal Date	of A$)	of A$)	Reports Due
EL29882	555.5	Centered at approximately 189100E, 8452000N	September 16, 2013	September 15, 2027	46 (due September 15)	177	May 14
EL29886	594.6	Centered at approximately 200300E, 8452000N	September 16, 2013	September 15, 2027	52 (due September 15)	59	May 14
EL30898	186.7	Centered at approximately 176100E, 8428700N	May 3, 2016	May 2, 2026	15 (due May 2)	6	May 14
Subtotal	1,336.8				113	242

Totals A$					258	242

The surface land of the contiguous MLs and ELs is freehold land owned by the Jawoyn Association. Because the Jawoyn Association has title to the land, such land is not part of the lands classified by the government as Indigenous lands, and as a result such lands are not subject to an Indigenous land use agreement. Vista has a private agreement with the Jawoyn Association for access to the land.

Annually, we are required to submit an MMP (now called a Deemed Environmental (Mining) License) (“DEML”) for care and maintenance that details work to be done on the property. We received our operational MMP (also now a DEML) in June 2021 based on the parameters of the 50 ktpd 2020 Mt Todd prefeasibility study. This authorization is the operating permit that sets out how the mine operating strategy will be implemented throughout the mine life in compliance with the associated approved EIS and Environmental Protection and Biodiversity Conservation Act 1999 (“EPBC”) requirements. Modifications to align existing approvals with the plans and designs in the Mt Todd FS have been initiated.

Infrastructure

Because Mt Todd was an operating mine, certain existing infrastructure was contemplated for future use in preparing the Mt Todd FS and resulted in reduced initial capital expenditures in developing the economic analysis.

Existing infrastructure includes:

●	TSF 1, with expansion capacity for approximately 90 million tonnes of additional material;

●	a heap leach pad with approximately 13.4 million tonnes of Mineral Reserves to be reprocessed at the end of the mine life as a form of self-funding reclamation;
●	initial stage of a waste rock dump;
●	a freshwater reservoir with sufficient storage capacity to meet the Mt Todd FS raw water requirements;
●	a natural gas pipeline spur to site that can supply sufficient natural gas to meet the Project’s primary energy requirements;
●	a paved road to site;
●	current electrical connection to the NT electric grid; and
●	miscellaneous other buildings and equipment that may be re-purposed.

In addition, we expect reduced earthworks costs due to the new process plant location being in the same general area as the previous process plant, which was cleared and graded at the time of original construction.

Other non-owned regional infrastructure that Vista expects to benefit Mt Todd include:

●	the Stuart Highway, the main north/south highway in the NT, is less than 10 km from the Project;
●	a rail line parallel to the Stuart Highway;
●	a natural gas transmission pipeline also parallel to the Stuart Highway;
●	the regional center of Katherine, with a population of approximately 14,000, is located 56 km from the Project site and provides access to various local commercial resources, short-term accommodations, schools and a satellite university, and the Katherine Tindal Civilian Airport; and
●	the NT capital of Darwin is located approximately 290 km by road from the Project and provides access to a broad range of commercial resources, the deepwater Port of Darwin, the Darwin International Airport, and other resources common to a small-medium urban center.

Planned infrastructure for the site includes the following:

●	mine infrastructure will be supplied and installed by a mining contractor and includes – workshop and warehouse, maintenance support facilities, contractor laydown and storage yards, fuel and lubricant farm, explosives storage and facilities, water cart filling point, mine administration and personnel facilities, information and communication systems;
●	expansion of the existing waste rock dump;
●	upgraded water retention pond dam below the waste rock dump;
●	250-person accommodation camp with all facilities;
●	a water treatment plant;
●	pit dewatering system;
●	communications system;
●	gatehouse;
●	emergency services building;
●	process plant and administration building;
●	process plant workshop and stores building with offices;
●	reagents storage facility;
●	process plant control rooms;
●	sample preparation and laboratory;
●	solid and liquid waste disposal facilities; and
●	expansion of TSF 1 and additional of a second tailings storage facility.

Geological Setting, Mineralization, and Deposit Type

The Project is situated within the southeastern portion of the Early Proterozoic Pine Creek Geosyncline. Meta-sediments, granitoids, basic intrusives, acidic and intermediate volcanic rocks occur within this geological province.

Within the Mt Todd region, the oldest outcropping rocks are assigned to the Burrell Creek Formation. These rocks consist primarily of interbedded greywackes, siltstones, and shales of turbidite affinity, which are interspersed with minor volcanics. The sedimentary sequence incorporates slump structures, flute casts and graded beds, as well as occasional crossbedding. The Burrell Creek Formation is overlain by interbedded greywackes, mudstones, tuffs, minor conglomerates, mafic to intermediate volcanics and banded ironstone of the Tollis Formation. The Burrell Creek Formation and Tollis Formation comprise the Finniss River Group. The Finniss River Group strata have been folded about northerly trending F1 fold axes, which are folds in bedding. The folds are closed to open style and have moderately westerly dipping axial planes with some sections being overturned. A later north-south compression event resulted in east-west trending open style upright D2 folds, which is associated with the second deformation event in the area. The Finniss River Group has been regionally metamorphosed to lower green schist facies.

Late and Post Orogenic granitoid intrusion of the Cullen Batholith occurred from 1,789 Ma to 1,730 Ma and brought about local contact metamorphism to hornblende hornfels facies. Unconformably overlying the Burrell Creek Formation are sandstones, shales and tuffaceous sediments of the Phillips Creek sandstone, with acidic and minor basic volcanics of the Plum Tree Creek Volcanics. Both of these units form part of the Edith River Group and occur to the south of the Project area.

The geology of the Batman deposit consists of a sequence of hornfelsed interbedded greywackes, and shales with minor thin beds of felsic tuff. Bedding is striking consistently at 325°, dipping at 40° to 60° to the southwest. Minor lamprophyre dykes trending north-south pinch and swell, cross cutting the bedding.

Bedding parallel shears are present in some of the shale horizons. These bedding shears are identified by quartz/calcite sulfidic breccias. Pyrite, pyrrhotite, chalcopyrite, galena and sphalerite are the main primary sulfides associated with the bedding parallel shears.

East-west trending faults and joint sets crosscut bedding. Only minor movement has been observed on these faults. Calcite veining is sometimes associated with these faults. These structures appear to be post mineralization.

Northerly trending quartz sulfide veins and joints striking at 0° to 20°, dipping to the east at 60° are the major location for mineralization in the Batman deposit. The veins are 1 millimeter (“mm”) to 100 mm in thickness, with an average thickness of around 8 mm to 10 mm. The veins consist of dominantly quartz with sulfides on the margins. The veining occurs in sheets with up to 20 veins per horizontal meter (“m”). These sheet veins are the main source of mineralization in the Batman deposit.

The Batman deposit extends approximately 2,400 m along strike, 600 m across dip and drill tested to a depth of 800 m. Drilling indicates the Batman mineralization to be open along-strike and down-dip.

The mineralization within the Batman deposit is directly related to the intensity of the north-south trending quartz sulfide veining. The lithological units impact on the orientation and intensity of mineralization. Sulfide minerals associated with the gold mineralization are pyrite, pyrrhotite and lesser amounts of chalcopyrite, bismuthinite and arsenopyrite. Galena and sphalerite are also present, but appear to be post-gold mineralization, and are related to calcite veining in the bedding plains and the east-west trending faults and joints. Two main styles of mineralization have been identified in the Batman deposit. These are the north-south trending vein mineralization and bedding parallel mineralization.

The north-south trending mineralization in the Batman deposit occurs in all rock units and is most dominant in the shales and greywackes. The north-south trending mineralization can be divided into three major zones based on veining and jointing intensity. Mineralization in the core complex is consistent and most, to all, joints have been filled with quartz and sulfides. The core complex occurs in all rock types and vein frequency per meter is high. Mineralization in the hanging wall zone is patchier than in the core complex due to quartz veining not being as abundant as it is in the core complex. The lithology controls the amount of mineralization within the hanging wall zone, and a large quartz/pyrrhotite vein defines the boundary of the hanging wall zone and core complex in places. Like the hanging wall zone, the footwall zone mineralization is patchier than is found in the core complex and jointing is more prevalent than quartz veining. Footwall zone mineralization style is controlled by the lithology and occurs in all lithological units.

Additionally, bedding parallel mineralization occurs to the east of the Batman core complex. Veining is both bedding parallel and north south trending. The mineralization appears to have migrated from the south along narrow north-south trending zones and ballooned out parallel to bedding around the felsic tuffs.

Historical Operations

The Mt Todd area is part of a goldfield that was worked from early in the 20th century. Gold and tin were discovered in the Mt Todd area in 1889. Most deposits were worked during the period from 1902 to 1914. A total of 7.80 tonnes of tin concentrate was obtained from cassiterite-bearing quartz-kaolin lodes at the Morris and Shamrock mines. The Jones Brothers reef was the most extensively mined gold-bearing quartz vein, with a recorded gold production of 28.45 kilograms (“kg”).

The Yinberrie Wolfram field, discovered in 1913, is located 5 km west of Mt Todd. Tungsten, molybdenum, and bismuth mineralization was discovered in greisenized aplite dykes and quartz veins in a small stock of the Cullen Batholith. Recorded production from numerous shallow shafts is 163 tonnes of tungsten, 130 kg of molybdenite and a small quantity of bismuth. Exploration for uranium began in the 1950s. Small uranium prospects were discovered in sheared or greisenized portions of the Cullen Batholith in the vicinity of the Edith River. The area was explored previously by Esso for uranium without any economic success.

Australian Ores and Minerals Limited (“AOM”) in joint venture with Wandaroo Mining Corporation and Esso took out a number of mining leases in the Mt Todd area during 1975. The joint venture conducted reconnaissance work for a variety of commodities and drilled two diamond holes at Quigleys. Despite determining that the gold potential of the reefs in the area was promising, their work ceased around Mt Todd.

The Arafura Mining Corporation, CRA Exploration, and Marriaz Pty Ltd all explored the Mt Todd area at different times between 1975 and 1983. In late 1981, CRA Exploration’s program included a 14-diamond drill hole program to test the gold content of Quigleys reef over a strike length of 800 m, with an aggregate meterage of 676.5 m. Following this program, CRA Exploration did not proceed with further exploration.

During late 1986, Pacific Gold Mines NL (Pacific Gold Mines) undertook exploration in the area which resulted in small-scale open cut mining on the Quigleys and Golf reefs, and limited test mining at the Alpha, Bravo, Charlie and Delta pits. Ore was carted to a carbon-in-pulp (“CIP”) plant owned by Pacific Gold Mines at Moline. Pacific Gold Mines ceased operations in the area in February 1988 having produced approximately 86,000 tonnes grading 4 g Au/t. Subsequent negotiations between the Mt Todd Joint Venture partners (Billiton Australia Gold Pty. Ltd (“Billiton”) and Zapopan) and Pacific Gold Mines resulted in the acquisition of this ground and incorporation into the joint venture.

Billiton, who was the managing partner in an exploration program in joint venture with Zapopan, discovered the Batman deposit in May 1988. Zapopan acquired Billiton’s interest in 1992 by way of placement of shares to Pegasus. Pegasus progressively increased their shareholding until they acquired full ownership of Zapopan in July 1995. Feasibility studies (not NI 43-101 or S-K 1300 compliant) for Phase I, a heap leach operation which focused predominately on the oxide portion of the deposit, commenced during 1992. The Phase I project was predicated upon a 4 million tonne per annum (“Mtpa”) heap leach pad, which came on stream in late 1993. The treatment rate was subsequently expanded to a rate of 6 Mtpa on an annualized basis in late 1994.

Historical heap leach production is shown in the following table:

Category	Historical Heap Leach Production Reported
Tonnes Leached (million)	13.2
Head Grade (g Au/t)	0.96
Recovery (%)	53.8
Gold Recovered (oz)	220,755
Cost/t (A$)	8.33
Cost/oz (A$)	500
NOTE: All tonnages, grades, recovery figures, and costs are historical production numbers that predate Vista’s ownership. Historical estimates are considered relevant but not current.

Phase II involved expanding to 8 Mtpa and treatment through a flotation and CIL circuit. A feasibility study was conducted by a joint venture between Bateman Kinhill and Kilborne (“BKK”) and was completed in June 1995. The Pegasus board approved the Phase II project on August 17, 1995, and awarded an EPCM contract to BKK in October 1995. Commissioning commenced in November 1996. The reported final capital cost to complete the project was A$232 million.

Design capacity was never achieved due to inadequacies in the crushing circuit. A throughput rate of just under 7 Mtpa was achieved by mid-1997; however, problems with the flotation circuit, which resulted in reduced recoveries, necessitated closure of this circuit. Subsequently, high reagent consumption because of cyanide soluble copper minerals further hindered efforts to reach design production. Operating costs were above those predicted in the feasibility study. The spot price of gold deteriorated from above $400 per ounce in early 1996 to below $300 per ounce during 1997. According to the 1997 Pegasus Annual Report, the economics of the project were seriously affected by the slump. Underperformance of the project and higher operating costs led to the mine being closed and placed on care and maintenance on November 14, 1997.

In February 1999, General Gold Resources Pty. Ltd. (“General Gold”) agreed to form a joint venture with Multiplex Resources Pty Ltd (“Multiplex Resources”) and Pegasus to own, operate, and explore the mine. Initial equity participation in the joint venture was General Gold 2%, Multiplex Resources 93%, and Pegasus 5%. The joint venture appointed General Gold as mine operator, which contributed the operating plan in exchange for a 50% share of the net cash flow generated by the project, after allowing for acquisition costs and environmental sinking fund contributions. General Gold operated the mine from March 1999 to July 2000. Pegasus, through the Deed Administrators, regained possession of various parts of the mine assets to recoup the balance of purchase price owed to it. Most of the equipment was sold in June 2001 and removed from the mine.

In March 2006, Vista acquired the MLs from the Deed Administrators and surface access rights from the Jawoyn Association and entered into a contract with the NT Government.

Exploration Licenses

Since acquiring the Mt Todd ELs, Vista has conducted exploration programs that included prospecting, geologic mapping, rock and soil sampling, geophysical surveys and exploration drilling.

The exploration effort initially focused on follow up work on targets developed by Pegasus during their tenure on the property. These included the RKD target, Golden Eye, and Silver Spray, among others. During a review of Pegasus’ airborne geophysical survey data, five distinct magnetic highs were observed located within sedimentary rocks that should have a low magnetic signature. These features are remarkably similar to those at the Batman deposit, which, as a result of the included pyrrhotite, exhibits a strong magnetic high. The geophysical targets were prioritized following review of historical work in the area and site visits. To date, two of the geophysical targets (Golden Eye and Snowdrop) have had some drilling and a third has been covered by soil sampling (Black Hill). The Wandie target has a different magnetic signature, where field examination identified small-scale pits on an iron-rich outcropping. There are no reportable Mineral Resources or Mineral Reserves on the ELs, and no data from the ELs were used in the development of the Mt Todd FS results.

The quantity and type of exploration samples collected on the ELs is summarized in the following table.

Year	Soils	Rock Chips
2008 – 2015	12,719	1,054
2016 – 2020	2,271	416
2021	0	11
2022	685	71
2023	1,500	44
2024	0	0
2025	881	61
Total Samples	18,056	1,657

Drilling

Batman Deposit

The Vista exploration program at the Batman deposit consisted of diamond core drill holes that targeted both infill definitional drilling and step-out drilling. Historical drilling for the Batman deposit is summarized in the table below.

Batman Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	Reverse Circulation (m)
1988	Truelove	17	1,475	—	—
1989	Kenny, Wegmann, Fuccenecco	133	6,263	8,562	3,065
1990	Wegmann, Fuccenecco, Gibbs	122	—	5,060	8,072
1991	Billiton	149	501	202	3,090
1992	Zapopan	18	—	1,375	1,320
1993	Zapopan	16	—	—	2,814
1994-1997	Pegasus	170	—	—	22,534
1998-2000	General Gold	105	—	7,436	26,365
2007	Vista	25	—	9,883	—
2008	Vista	16	—	8,938	—
2010	Vista	12	—	6,864	—
2011	Vista	15	—	7,063	—
2012	Vista	27	—	17,439	—
2015	Vista	5	—	3,185	—
2020-2022	Vista	26	—	8,887	—
2024	Vista	34	—	6,776	—
	Batman Total	890	8,239	91,670	67,260

A large percentage of the historical drilling was by reverse circulation drilling of less than 100 m in depth. Vista’s drilling discovered a larger Batman Mineral Resource by probing deeper with diamond drilling averaging 550 m in depth. Most of the diamond drilling was angled to be approximately perpendicular to the mineralization. This orientation more accurately transects the true thickness of the mineralization.

Eight drill holes were completed for metallurgical testing in 2017-2018. These holes were not included in the Mineral Resource estimation due to a difference in the data collection and type. The data from the metallurgical drilling was used as a verification check of the Mineral Resource model estimation in section view.

Vista drilled additional holes during 2020-2022 and 2024. The 2024 drilling program consisted of infill drilling at the Batman deposit, as well as step out drilling to define the mineralization in the area to the north and northeast of the Batman deposit, towards the historical Golf-Tollis pits. This area has been named the South Cross Lode zone (“SXL”). The 2020-2022 and 2024 holes were included in the Mt Todd FS.

Four drill holes were completed for metallurgical testing in late 2025 and early 2026. The mineralized intervals were assayed to assist in the selection of sample composites for the testing program.

Quigleys Deposit

The table below shows the Quigleys deposit drilling history. The Quigleys deposit was mined from 1982 to 1987 during which time the largest amount of drilling was percussion type used for ore grade control.

Relevant intervals of mineralization are contained within blanket-like zones which are modelled with 3-D wireframes for Mineral Resource estimation. Most of the drilling has been angled to be approximately perpendicular to the mineralized core zone. This orientation more accurately transects the true thickness of the mineralization. While there are random high-grade intercepts outside of the core zone, most higher-grade mineralization resides within the defined zones. In 2011, Vista explored the potential for a deeper deposit with three diamond drill holes, each over 350 m in depth.

Quigleys Deposit Drilling History

Date	Reference	Holes (#)	Percussion (m)	Diamond (m)	Reverse Circulation (m)
1975	AOM/Esso	2	—	200	—
1981	Arafura Mining Corp / CRA	14	—	676	—
1982-1987	Pacific Gold Mines	603	41,429	9,710	4,013
1989	Pacific Gold Mines	9	501	202	—
2011	Vista	3	—	1,090	—
	Quigleys Total	631	41,930	11,878	4,013

Drilling Results

The results of drilling at the Batman deposit and Quigleys deposit were used to estimate gold Mineral Resources and Mineral Reserves. Vista’s drilling discovered a larger Batman Mineral Resource by probing deeper with diamond drilling, which averaged approximately 550 m in depth. While there are random high-grade intercepts outside of the Batman core zone, most higher-grade mineralization at Batman resides within the core zone of the deposit. Relevant intervals of mineralization at the Quigleys deposit are contained within blanket-like zones which are modeled with 3-D wireframes for Mineral Resource estimation. While there are random high-grade intercepts outside of the Quigleys core zone, most higher-grade mineralization resides within the defined zones.

2020-2022 Drilling Program Results and Exploration Targets

Between late 2020 and early 2022, we completed an exploration drilling program designed to demonstrate that the Batman, Golf Tollis, and Quigleys deposits are not independent of each other but connected by structure and mineralization. This program consisted of 26 drill holes totaling 8,887 m of HQ diamond core. The program consistently intersected mineralization predicted by our geologic model and demonstrated both horizontal and vertical continuity of the targeted structures. Additionally, the program identified four quality exploration targets as well as other potential structures along a 5.4 Km portion of the 24 Km Batman-Driffield Trend that contains the Batman, Golf Tollis, and Quigleys deposits.

2024 Drilling Program Results and Exploration Targets

During 2024, we completed a drilling program designed to upgrade the Mineral Resources, validate mineralization extension at the north portion of the Batman deposit and add gold ounces within the existing Batman resource shell, as well as define the boundaries of the SXL. This program consisted of 34 drill holes totaling 6,776 m of HQ diamond core. The program consistently intersected mineralization within the Batman deposit resource shell and along strike of the SXL. Results to date support the thesis that the structure remains open at depth and along the strike to the northeast of the concession.

Sampling, Analysis and Data Verification

The following section describes the sample preparation, analyses and security undertaken by Vista through the Mt Todd FS Mineral Resource update.

The diamond drilling program was conducted under the supervision of Vista’s geology staff composed of a chief geologist, several experienced geologists, and a core handling/cutting crew.

Facilities for the core processing included an enclosed logging shed and a covered cutting and storage area that is fenced in. Both of these facilities are considered to be limited access areas and kept secured when work is not in progress.

The diamond drill core was boxed and stacked at the rig by the drill crews. Core was transported directly into the logging shed by Vista staff.

Processing of the core included photographing, geotechnical and geologic logging, and marking the core for sampling. The nominal sample intervals were one meter. When this process was complete, the core was moved into the core cutting/storage area where it was laid out for sampling. The core was laid out using the following procedures:

●	One meter depth intervals were marked out on the core by a member of the geology staff.
●	Core orientation (bottom of core) was marked with a solid line when at least three orientation marks aligned and used for structural measurements. When orientation marks were insufficient, an estimation orientation was indicated by a dashed line.
●	Lithology, mineralogy, alteration, and geotechnical logging was then done by a member of the Vista geology staff in the core logging facility. Assay intervals were selected at that time and a cut line was marked on the core. The standard sample interval was one meter, with a minimum of 0.2 m and a maximum of 1.2 m. The sample interval was selected to have the identified vein in the middle of the sample, when possible.
●	Blind sample numbers were then assigned based on pre-labeled sample bags. Sample intervals were then indicated in the core tray at the appropriate locations.
●	Each core tray was photographed at a photography station, with a mounted camera, light and water sprayer, and then transported to the cutting area via a roller conveyor.
●	The core was then cut in half using diamond saws, with each interval half-core placed in sample bags with a sample tag.
●	The standards and blanks were also placed in the plastic bags for inclusion in the shipment to the laboratory, with a reference standard or a blank inserted at a minimum ratio of 1 in 10 and at suspected high grade intervals additional blanks sample were added.

●	Standard reference material was sourced from Ore Research & Exploration Pty Ltd and provided in 60 g sealed packets. The standards were selected from the six commercially purchased standards at site, which are stored under refrigeration.
●	When a sequence of five samples was completed, they were placed in a shipping bag and closed with a zip tie. All samples were kept in the secure area until crated for shipping.
●	Samples were placed in crates for shipping with 100 samples per crate (20 shipping bags). The crates were stacked outside the core shed until transport.
●	Samples were delivered to the laboratory by Vista staff.

The following laboratories have been used for sample preparation, analyses, and check assays:

Laboratory	Address	Purpose	Abbreviation	Certifications
ALS | Minerals	31 Denninup Way Malaga, WA 6090	Main assay analyses	ALS	ISO:9001:2008 and ISO 17025 Certified
ALS | Minerals	13 Price St Alice Springs, NT 0870	Sample Preparation	ALS Alice Springs	ISO 9001:2008 and ISO 17025 Certified
Genalysis Laboratory Services (Intertek Group)	15 Davison St Maddington, WA 6109	Check Analyses	Genalysis	ISO/IEC 17025 Certified
North Australian Laboratories Pty. Ltd. (NAL)	MLN 792 Eleanor Rd Pine Creek, NT 0847	Alternative assay analyses	NAL	ISO 17025 Certified
NT Environmental Laboratories (Intertek Group)	3407 Export Dr Berrimah, NT 0828	Check Analyses	NTEL	ISO 17025 Certified

Vista is independent of each of the above listed analytical testing entities, other than the engagement of said entities as a service provider.

Prior to the 2011 drilling campaign, the majority of samples were transported first to ALS in Alice Springs, NT for sample preparation. After preparation, samples were then forwarded on to ALS in Malaga, Western Australia for assay analyses. One in every 20 pulps or rejects was sent from ALS in Alice Springs to NAL, and Vista was notified by email which samples were sent.

For the 2011-2025 drilling campaign, samples for assay were sent to NAL in Pine Creek, NT. At the end of each drilling campaign, Vista also submitted samples to Intertek in Darwin and Perth for confirmation of the NAL values. This umpire sampling is standard practice and meets the requirements for QA/QC on a project at this level.

The crushing equipment is cleaned between samples, and the laboratory processes one job at a time, to ensure that there is no cross contamination. LIMS software is used to track the samples and the results, as well as tracking the QA/QC standards for the facility. Certified standard material from Ore Research & Exploration Pty Ltd is utilized for QA/QC purposes for the laboratory.

The procedure defined by the Vista geology staff was to duplicate the fire assay of any sample that has an assay value greater than 10 ppm. Any discrepancies in the testing initiated a re-assay of the samples, before reporting data to Vista. Results were transmitted to the Vista geologist by email, including an un-editable PDF file, and an Excel file. Overall, the laboratory met the requirements for testing and was appropriate for samples of this type. Vista is completely independent of any analytical testing entity presented herein.

Each of the laboratories listed follow their own quality controls based on international standards and accredited methods specified by ISO/IEC 17025 in North America and Australia. The standards specify sample preparation procedures, analytical  methods and set of quality control steps that the laboratory should follow, including:

●	How the sample should be coded to obscure its relationship to the drilling geometry.
●	How the received sample should be prepared.
●	The analytical steps to be taken.
●	Given the required detection level and material analyzed, what instruments should be employed.
●	Internal quality controls should be done such as: periodic assaying of duplicate samples, the insertion of certified calibration samples; utilizing blanks; and including a required number of randomized samples.

Regarding data verification, this section summarizes the extensive verification efforts undertaken from 2007 to 2024, highlighting the methodologies employed to validate both historical and recent assay results. Through systematic audits, inter-laboratory comparisons, and quality control measures, these verification activities ensure that the assay data used for Mineral Resource modeling meets the various requirements for gold projects.

In 2007, a verification exercise was conducted as part of the exploration program to validate historical assay results and ensure compliance with reporting standards for Mineral Resources. This program included re-assaying a portion of historical drill holes and analyzing new core drill holes. A multi-phase approach was implemented to assess the accuracy of gold assays generated by NAL on Mt Todd core samples. The phases included cross-checking assay standards between NAL and ALS, preparing and assaying intervals of remaining half-core, and conducting screen sieve assay analysis of coarse reject samples. The findings indicated that finer material tended to yield higher grades, which were lost during handling. Consequently, Vista adopted commercial polyester sample bags to mitigate this issue. The inter-laboratory analyses demonstrated strong reproducibility across all tests, particularly at grade ranges typical of the deposit.

In 2011, an external audit by Mine Development Associates reviewed the quality of 12,365 assays in the database, focusing on records related to in situ mineralization. The review revealed that 95% of these records had corresponding gold values in source documents. Among the historical assays, eight significant outliers were identified, confirming discrepancies between the database and source documents. The audit concluded that the historical and Vista assays in the Mt Todd database are reliable for Mineral Resource modeling.

For the March 2018 Mineral Resources estimates, Tetra Tech conducted a detailed verification of the assay database, which included results from the 2012-2017 exploration programs. This involved comparing assay results with laboratory certificates and reviewing field QA/QC samples. The analysis of 13 drill holes from the 2012 program and nine from the 2015-2017 programs showed no significant errors, although one drill hole had erroneous selenium results, which were corrected. A spot-check of approximately 14% of the database against laboratory certificates confirmed a 100% correlation of reported values. Field QA/QC samples were also analyzed, revealing that the majority fell within acceptable limits, with only a few exceptions.

The verification process continued through the 2020 to 2022 program, where each sample interval was assayed at NAL. Assays for gold were conducted using fire assay methods, with additional multi-element analyses performed. Independent laboratory checks by Intertek Genalysis Perth (INT) were also carried out to further validate the results.

In 2024, Tetra Tech professionals visited the NAL facility to observe the ongoing processing of samples from the Vista 2024 drill program. The verification procedures adhered to the standards outlined in S-K 1300. The assay results were meticulously entered into the database after thorough checks by Vista's senior geologist.

Quality control samples, including CRMs and blanks, were incorporated into the sampling sequence to monitor for contamination and ensure data integrity. The results from the independent laboratory checks indicated a strong correlation with NAL's assays, affirming the reliability of the data for the Mineral Resource estimation at Mt Todd.

Sample Security

NAL was the primary laboratory used for Vista’s drilling programs. The NAL laboratory is located in the town of Pine Creek, approximately 65 km distant by road from Mt Todd site. A sample transmittal form was prepared and included with each shipment and a copy is filed in the geologist office on site.

When a shipment leaves the site, sample transmittals were prepared and e-mailed to NAL. When the shipment arrived at the preparation facility the samples were lined out and a confirmation of sample receipt was e-mailed back to Vista. Following completion of assay results, all pulps and reject material was shipped back to the Project site and stored.

Vista has completed more than 60,000 m of core drilling in the Batman deposit, to verify the approximately 98,000 m of historical drilling. Statistical analysis of the various drilling populations and QA/QC samples has not identified or highlighted any reasons to not accept the data as representative of the tenor and grade.

Mining Operations

The Mt Todd FS contemplates that the Batman deposit will be mined in eight stages using a conventional truck and excavator approach with all material requiring drilling and blasting for fragmentation prior to excavation. Mining operations will be undertaken via contract mining with the contractor utilizing 400 tonne class excavators and 190 tonne class rigid frame trucks.

Multiple stages will be developed at any one time to manage mill feed tonnage and grade requirements, waste movement and stockpile balances.

Ore material will be designated as high grade, medium grade, or low grade with approximately 15 ktpd being fed to the processing plant. High and medium grade material not fed directly to the processing plant will be stockpiled on a run of mine pad adjacent to the processing plant. Low grade material will be placed on a dedicated low-grade stockpile.

Based on its sulfur content, waste material will be classified as non-acid forming or potentially acid forming (“PAF”) with management plans and dumping strategies in place to ensure containment of the PAF material on a single waste rock landform. Mined unclassified waste material with no sulfur assays will be deemed as low level PAF.

Mineral Processing

The Mt Todd processing facility has been designed to process 15 ktpd of hard ore from the Batman open pit, equating to an annualized throughput rate of 5.325 Mtpa.

The processing facility unit processes are based on well-proven technologies for gold recovery and treatment of hard ore, following a processing circuit consisting of:

●	Primary crushing in open circuit using a gyratory crusher to produce a nominal product P80 of 120 mm.
●	Secondary crushing incorporating a cone crusher operating in closed circuit with a double deck vibrating screen to produce a nominal circuit product P80 of 30 mm.
●	Coarse ore stockpile (COS) with reclaim via apron feeders.
●	Tertiary crushing circuit incorporating a HPGR in closed circuit with two double deck wet vibrating screens to produce a nominal circuit product P80 of 3.25 mm.
●	Sorting the HPGR product screen top deck oversize -29.5+16 mm fraction with a single stage of XRT ore sorters.
●	Primary grinding in an overflow ball mill operating in closed circuit with hydro-cyclones to a produce P80 of 250 µm.
●	Secondary grinding utilizing four Vertimill mills operating in parallel to produce P80 of 40 µm.
●	Pre-leach thickening to produce an underflow of increased pulp density suitable for leaching.
●	Conditioning/pre-oxidation of the leach feed slurry with lead nitrate and oxygen in two agitated pre-conditioning/oxidation tanks.
●	Direct cyanide leaching and adsorption in a hybrid CIL circuit comprising two leach tanks followed by six adsorption tanks.

●	Acid washing and elution of the loaded carbon in a split AARL elution circuit, and thermal regeneration of the barren carbon prior to its return to the CIL circuit.
●	Smelting of cathode sludge from electrowinning to produce the final gold doré product.
●	Detoxification of leach tailings via the Air/SO2 process.
●	Transfer of the final tailings to the TSF for deposition with the supernatant water recovered from the surface of the TSF for re-use in the process plant.

An overall schematic flowsheet depicting the unit operations incorporated in the selected process flowsheet is presented below.

VISTA GOLD

PRIMARY CRUSHER DUMP HOPPER
PRIMARY CRUSHER
PRIMARY CRUSHER DISCHARGE VAULT
PRIMARY CRUSHER APRON FEEDER
SECONDARY CRUSHER
PRIMARY CRUSHER DISCHARGE CONVEYOR
SIZING SCREEN
ORE SORTING FEED CONVEYOR
ORE SORTING FEED BIN
SECONDARY CRUSHER FEED CONVEYOR
XRT SORTER 1 AND 2
SIZING SCREEN U/S TRANSFER CONVEYOR
STOCKPILE FEED CONVEYOR
CRUSHED ORE STOCKPILE
ORE SORTING REJECT CONVEYOR 1
ORE SORTING REJECT CONVEYOR 2
RECLAIM FEEDERS (x2)
ORE SORTING PRODUCT CONVEYOR
HPGR FEED CONVEYOR
REJECT STOCKPILE
HPGR SURGE BIN
HPGR FEEDER
HPGR
HPGR DISCHARGE FEED CONVEYOR
HPGR FINES SCREEN FEED CONVEYOR
PRIMARY CYCLONE CLUSTER
HPGR SCREEN FEED BIN
VERTIMILL (x4)
BALL MILL
HPGR SCREEN FEEDER (x2)
CYCLONE FEED HOPPERS (x2)
HPGR FINES WET SCREENS (x2)
HPGR SCREEN MID SIZE TRANSFER CONVEYOR
PRIMARY CYCLONE FEED HOPPER
HPGR SCREEN OVERSIZE TRANSFER CONVEYOR
SECONDARY CYCLONE CLUSTER (x2)
TRASH SCREEN (x2)
TRASH
PRE-LEACH FEED THICKENER
LOADED CARBON SCREEN
BARREN CARBON SCREEN
LEACH CONDITIONING TANKS (x2)
LEACH TANKS (x2)
CIL TANK 1
CIL TANK 2
CIL TANK 3
CIL TANK 4
CIL TANK 5
CIL TANK 6
CARBON SAFETY SCREEN
GOLD CYANIDE WASH STORAGE TANK
KILN DEWATERING SCREEN
KILN FEED HOPPER
REGENERATION KILN
ACID WASH COLUMN
ELUTION COLUMN
GOLD ROOM
DETOX TANKS
TAILINGS HOPPER
TAILINGS STORAGE FACILITY

Metallurgical Testing

No new metallurgical test work has been completed since 2019. The Company is currently undertaking a metallurgical testing program to provide data for detailed engineering and design, with results expected mid-year 2026. Consideration of the results of our prior metallurgical testing resulted in the process flowsheet presented above. The only significant change to the process flowsheet between the 2024 FS and the Mt Todd FS was the exclusion of laser sorting.

Our metallurgical testing programs have confirmed: (1) ore hardness of the Batman deposit is consistent throughout the deposit; (2) the selection of HPGR crusher technology as part of the comminution circuit; (3) the selection of ore sorting (XRT) technology to eliminate waste material after crushing and prior to grinding; (4) estimated gold recovery rates based on optimized grind size and leach conditions; and (5) the processing of material from the historical heap leach pad at the end of the proposed life of mine.

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

The test results indicate the following:

●	The BWi for the ore sorter feed (+5/8” screened HPGR crusher product) was higher than the composite samples prepared from the -5/8” screened HPGR crusher product. Hence, it is reasonable to conclude that the uncrushed material from the HPGR is harder than the crushed product.
●	The rejected waste material had a BWi higher than both the composite sample prepared from the -5/8” HPGR crusher product and the XRT ore sorting product that is returned to the HPGR crushers.
●	The BWi for the final HPGR product ranged from 23.10 to 26.63. A BWi of 24.50 was selected for the design of the primary ball mill circuit.

HPGR Crusher Selection

The proposed 15 ktpd project comminution circuit incorporates the use of a gyratory crusher followed by secondary cone crushing. Secondary crushed ore will be further crushed by a tertiary stage HPGR to produce a ball mill feed. XRT ore sorting has been included on the HPGR circuit.

HPGR testing was conducted in 2018, the drill core was HPGR crushed and screened at 16 mm (5/8”) at the facilities of Thyssen Krupp Industries near Dusseldorf, Germany. HPGR testing was also conducted at Weir Metals. The screened +16mm material was sent to the test facility of Tomra Sorting Solutions near Hamburg, Germany.

The test work confirmed prior test work and supports the comminution circuit design. The use of HPGR crushers is anticipated to (a) produce a product that can be ground more efficiently (lower BWi); and (b) reduce energy requirements when compared to a SAG Mill design.

The crushing circuit design utilizing a primary gyratory crusher, secondary cone crusher and HPGR tertiary crushing is robust, proven technology to generate a grinding circuit feed F80 size of 3.25 mm.

Ore Sorting

The +16 mm composite fractions were sent to the Tomra-Outotec for ore sorting assessment. The fractions were weighed on arrival and washed to remove fines which were accounted for within the mass balance. The composites were split into equal fractions with each fraction subjected to two-step sorting design to separate gold bearing sulfide mineralization and quartz from non-fold bearing waste material. The first step used XRT to separate material based on density to target the gold bearing sulfide material with a higher specific gravity. Two different sensitivities were tested (2% and 5%). The second stage used laser to separate out the quartz (gold bearing) mineralization from the gangue non-gold bearing waste.

On a material mass basis, sorting tests confirmed that a single-stage XRT sorting circuit is expected to:

●	reject approximately 8% of the run-of-mine feed as waste; and
●	produce a gold loss from the rejected waste of approximately 1.7%.

Gold Recoveries

A series of batch leach tests were performed on six composites to evaluate the effect of feed grade against gold extraction at various grind sizes at the ALS Metallurgy Laboratory in Australia. A total of 123 tests were conducted including duplicate tests. Alternative milling types were also applied to the test procedure, utilizing an FLS VXP mill, IsaMill and a

Lab steel ball mill.

The tests demonstrated that gold extraction is size dependent, increased gold extraction was recorded with finer grind size. In the same manner, a correlation that relates mill feed gold grade to gold extraction was derived from the historical leach test work for predicting gold recoveries in the plant according to the production schedule. The test results from both the 2018 and 2019 leach tests were used to derive the gold recovery model, based on mill feed gold grade. The samples selected for gold head grade analysis ranged from 0.6 g/t to 2.1 g/t Au. Tests done on samples reported grind sizes well below the design P80 size of 40 µm were excluded from the assessment.

A carbon adsorption efficiency of 99.1% for gold has been factored for an average gold recovery of 89.9% (net of solution loss) based on mill feed from the life of mine average gold head grade of 0.97 g Au/t. This equates to 88.5% based on the processing plant feed.

Existing Heap Leach Pad

A historical heap leach pad adjacent to the current Mt Todd pit was analyzed for gold. The heap leach pad is a remnant of the Pegasus operation, pre-2006. The heap leach pad’s geometry was analyzed using historical maps to determine the pile bottom and current surveys of the present-day surface. This work produced two surfaces which were used to calculate the volume of the pile. The concentration of gold was analyzed with 24 vertical drillholes separated by approximately 100 m. Density was measured using a dual density sidewall gamma probe. A total of 1,162 samples were collected from 11 drill holes, and the density was estimated to be 2.01 for the heap leach pad material.

A nearest neighbor method was employed to estimate grades within the heap leach pad since there is no apparent spatial correlation between samples. The existing heap leach pad is estimated to contain 232,000 ounces of gold within 13.4 million tonnes at an average grade of 0.54 g Au/t.

Bottle roll and column leach test work undertaken at the ALS Metallurgy Laboratory in Australia indicated:

●	Cyanidation leach tests on “as is” material on the heap will extract ± 30% of the gold; and
●	CIP cyanidation tests at a grind size of P80 of 90 μm will extract on average 72% of gold (range: 64.14% to 80.37%) in 24 hours of leach time. The average lime and cyanide consumptions were 1.75 kg/t and 0.78 kg/t, respectively.

The heap leach pad ore material will be reprocessed following processing of ore from the Batman deposit. Reprocessing of this material, with gold recovery estimated at 72%, will be completed as part of self-funded reclamation and closure activities. Following reprocessing of this material, the leap leach pad footprint will be reclaimed by cutting and removing the liner for consolidation in TSF 2.

Permitting

Vista has initiated activities to modify its existing authorizations to align with the designs and operating plans as set out in the Mt Todd FS and to obtain an additional AAPA Authority Certificate to cover additional project activity areas. The history of existing authorizations that Vista is presently seeking to modify includes:

In September 2014, the EIS was approved. In its Assessment Report, the NT EPA advised that it had assessed the environmental impacts of Vista’s development plans for Mt Todd and concluded that it can proceed, subject to a number of recommendations as outlined in the Assessment Report. The NT EPA Assessment Report includes 28 recommendations which were addressed as part of the subsequently approved MMP.

The approval of the EIS resulted in a requirement to obtain an authorization of a controlled activity as required under the EPBC as it relates to the Gouldian Finch. The EPBC authorization of a controlled activity was granted by the Australian Commonwealth Department of Environment and Energy in January 2018.

In November 2018, we applied for an MMP approval, which is the operating permit that sets out how the mine operating strategy will be implemented throughout the life of mine in compliance with the EIS and EPBC requirements. The MMP was approved in June 2021. As a result of changes in legislation by the NT Government, in July 2024 all MMPs were converted to DEMLs with  the same rights and obligations in regard to the operating plans for Mt Todd previously conferred by the MMP. All companies have four years from July 2024 to convert a DEML to an EML. In most cases, existing designs and management plans will be submitted for review and are expected to receive subsequent approval as an EML.

In 2012 and 2021, authority certificates were issued to Vista under the NT Aboriginal Areas Protection Act (“AAPA Authority Certificate”) that indicate the nature of, and areas where, project activities can proceed without risk of damage or interference with Aboriginal sacred sites. We also hold permits to interfere with a waterway and a water extraction license.

Environmental, Social and Community Factors

A number of environmental studies have been conducted at Mt Todd in support of the EIS and as required for environmental and operational permits. Studies conducted have investigated soils, climate and meteorology, geology, geochemistry, biological resources, cultural and anthropological sites, socio-economics, hydrogeology, and water quality.

The EIS for the Project was submitted in June 2013. The document was prepared by independent consultants, GHD Pty Ltd., to identify potential environmental, social, transport, cultural and economic impacts associated with reopening and operating the mine. NT EPA provided its final assessment of the Project in June 2014. Final approval was given in September 2014. The EIS is among the authorizations that Vista is seeking to modify to align with the designs and plans in the Mt Todd FS.

The Jawoyn Association has been consulted as part of the planning process for the future of the Project. Areas of Aboriginal significance have been designated, and the mine plan has avoided development in these areas. Consultation with the Jawoyn Association is ongoing, including in regard to Vista’s plans to obtain an additional AAPA Authority Certificate.

Water Treatment

The existing Batman pit has the capacity to contain approximately 11.5 gigaliters (“GL”) of water. Historically, we have treated and discharged approximately 10.5 GL of treated water from the site in compliance with a waste discharge license issued by the NT Government. The Batman pit is used for ongoing water management to store excess water from other site locations. As of December 31, 2025, the volume of water in the pit was approximately 4.1 GL; however, this volume has increased to approximately 5.3 GL as a result of abnormally heavy seasonal precipitation. Beginning in 2025, the Company implemented an enhanced evaporation program to stabilize and begin reducing the overall volume of water on site. The Company is also in the planning stages for a program to begin treating and discharging the accumulated water in preparation for the resumption of operations.

Water treatment of acid rock drainage and metal laden water will occur once Project development begins. A water treatment plant will be installed for active water treatment prior to operations, during mining operations, and for a period following cessation of operations. Passive water treatment will be conducted at the site following closure in addition to use of the active water treatment plant, as required.

Project Development Plans

With completion of the Mt Todd FS, the Company has started activities expected to lead to the transition of Mt Todd to a producing operation. The Company has filed modifications and is preparing additional filings to align its existing major permits and approvals with the current Mt Todd FS parameters. The Company is undertaking studies that address recommendations in the Mt Todd FS to optimize the development plan and provide data for detailed engineering. To achieve its objectives, Vista will also advance plans to build the internal organizational capabilities and obtain the financing needed to make the transition of Mt Todd to a producing operation.

The Company estimates recurring expenditures for the ensuing twelve months following December 31, 2025, will total approximately $9,100, including $4,600 for its Mt Todd site management, environmental stewardship activities, and expanding its corporate capability by building an Australia-based team. Additionally, expenditures of approximately $10,200 in non-recurring project program costs are estimated for the same period. Non-recurring costs are expected to primarily include pre-development evaluations, project planning and early development work, initial project financing costs, and site maintenance requirements.

ITEM 3. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 8 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 4. MINE SAFETY DISCLOSURES.

We consider health, safety, and environmental stewardship to be a core value of the Company.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the fiscal year ended December 31, 2025, we had no properties in the United States and were not subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market and Trading Symbol of Common Shares

The Common Shares of Vista Gold are listed on the NYSE American and the Toronto Stock Exchange under the trading symbol “VGZ”. On March 9, 2026, the last reported sale price of the Common Shares of Vista on the NYSE American was $2.36, there were 144,947,520 Common Shares issued and outstanding, and we had approximately 198 registered shareholders of record.

Dividends

We have never paid cash dividends. The declaration and payment of future dividends, if any, will be determined by our Board of Directors and will depend on our earnings, financial condition, conditions that may be imposed by future potential financing arrangements, future cash requirements and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets out information relating to the Company’s equity compensation plans as of December 31, 2025. The Company’s equity compensation plans as of December 31, 2025 were the stock option plan (“Stock Option Plan”), the long-term incentive plan (“LTIP”), and the deferred share unit plan (“DSU Plan”). Equity compensation under these plans has been granted to directors, officers, employees, and consultants of the Company, as applicable.

Plan Category	Number of securities to be issued upon exercise/conversion of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for future grants under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	4,516,669	0.00	8,184,083
Equity compensation plans not approved by securityholders	N/A	N/A	N/A
Total	4,516,669	0.00	8,184,083

As of December 31, 2025, 2,491,669 restricted share units (“RSUs”) were outstanding under the LTIP and 2,025,000 deferred share units (“DSUs”) were outstanding under the DSU Plan to acquire an aggregate of 4,516,669 Common Shares.

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

Unregistered Sales of Equity Securities

None.

Repurchase of Securities

During 2025, neither Vista nor any affiliate of Vista repurchased Common Shares of Vista registered under Section 12 of the Exchange Act.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements for the two years ended December 31, 2025 and 2024, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the section heading “Item 1A. Risk Factors” above and elsewhere in this annual report on Form 10-K. See section heading “Note Regarding Forward-Looking Statements” in this annual report on Form 10-K.

All dollar amounts stated herein are in U.S. dollars in thousands, unless specified otherwise, except per share-related amounts. References to A$ refer to Australian currency and USD or $ to United States currency. The scientific and technical disclosures about Mt Todd in this discussion and analysis have been reviewed and approved by Maria Vallejo Garcia of P&G Consulting Services LLC, independent technical consultant, previously Vista’s Director of Projects and Technical Services, and a designated qualified person (or “QP”) as defined by Item 1300 of Regulation S-K (“S-K 1300”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”).

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development-stage company in the gold mining industry. Vista does not currently generate cash flows from mining operations.

Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a development-stage gold deposit located in the Tier-1 jurisdiction of Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility.

On July 29, 2025, the Company announced the results of a new Mt Todd feasibility study focused on developing a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “Mt Todd FS” or the “Study”). The Mt Todd FS significantly decreased the initial capital requirement, prioritized grade over tonnes, delivered stable gold production over the extended life of the project, and provided a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations.

The Mt Todd FS marks a significant shift in the strategy for Mt Todd, demonstrating the potential for near-term development of a smaller, lower capital cost project than previously evaluated. The Study incorporates the use of contract mining, third-party power generation, and other design and operating practices to reduce operational risks. The Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life. The Study does not assume any expansion of the planned mining/processing rate, but the 15,000 tpd design layout provides ample space for future expansion of the processing plant.

Feasibility Study Highlights

●Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the 30-year life of mine
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over the life of mine
●	Life of mine average gold recovery of 88.5% from 3-stage crush, single-stage sort, 2-stage grind, and carbon-in-leach (“CIL”) recovery circuit
●	After-tax NPV5% of $1.1 billion, internal rate of return of 27.8%, and 2.7-year payback at a $2,500 per ounce gold price
●	After-tax free cash flow at a $2,500 per ounce gold price of $1.6 billion for first 15 years of commercial operations
●	Initial capital requirements of $425 million, a 59% reduction from the 2024 FS (as defined below)
-Capital Efficiency: $93 per ounce (initial capital : total ounces of gold produced)(3)
-	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital) (3)
●	All-in Sustaining Cost (“AISC”) of $1,449 per ounce during years 1-15 and $1,499 per ounce during years 1-30(3)

Notes to investors:

(1)	Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 (as defined below).
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see “Non-U.S. GAAP Financial Measures” for additional disclosure.

A technical report summary titled “S-K 1300 Technical Report Summary – Mt Todd Gold Project – 15 ktpd Feasibility Study – Northern Territory, Australia” with an effective date of July 29, 2025 and a filing date of September 11, 2025 (the “S-K 1300 Report”) for the Mt Todd FS was prepared in accordance with Item 1300 of Regulation S-K (“S-K 1300”) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and filed on EDGAR at www.sec.gov on September 11, 2025.

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

The Company previously completed a feasibility study for Mt Todd in 2022, with material project costs and economic returns updated in 2024 (the “2024 FS”). The 2024 FS evaluated the development of a 50,000 tpd, nominally 17.75 million tpa, operation.

In January 2026, the Company announced continued progress at its Mt Todd gold project and outlined the pathway to initiate detailed engineering and design in 2027. The Company would expect this milestone to initiate a period of approximately 27-months for design, construction, and commissioning.

Our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project. Priorities include obtaining permit modifications to align existing approved permits with the Mt Todd FS; expanding corporate capability by building an Australia-based team to lead project development; and addressing recommendations presented in the Mt Todd FS that will provide key inputs for detailed engineering and design. On March 9, 2026, Vista closed a public offering for aggregate gross proceeds totaling $44,850 to fund these priorities and other general corporate purposes.

We have commenced efforts to obtain permit modifications and are actively engaged with consultants, regulators, and stakeholders. Some modifications have already been submitted, and programs to support other submissions have been planned and are expected to begin within the coming weeks. We anticipate the approval of these modifications will be achieved in 2027.

We are addressing recommendations presented in the Mt Todd FS. Recent drilling has provided core for selective metallurgical testing to confirm grind size, gold recoveries, and optimal selection and sizing of  equipment in the process plant. A geotechnical review is also underway, with planned drilling around the Batman pit to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves.

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

Mt Todd Gold Project – Summary of Gold Mineral Resources (Exclusive of Gold Mineral Reserves)

Based on $1,950/oz Gold Price

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	47,143	0.61	930	—	—	—	3,702	1.13	134	50,845	0.65	1,064
Indicated	110,644	0.72	2,568	—	—	—	6,965	1.34	299	117,609	0.76	2,867
Measured & Indicated	157,787	0.69	3,498	—	—	—	10,667	1.26	433	168,454	0.73	3,931

Inferred	54,338	0.78	1,369	—	—	—	2,761	0.71	63	57,099	0.78	1,433

Notes:

●	Mineral Resources are reported exclusive of Mineral Reserves.
●	Batman and Quigleys Mineral Resources are quoted at a 0.4 g Au/t cut-off grade. Heap Leach Pad Mineral Resources were fully converted to Mineral Reserves.
●	The Point of Reference for the Batman and Quigleys Mineral Resources estimates is in-situ at the property. The Point of Reference for the Heap Leach Pad Mineral Resources estimates is the physical Heap Leach Pad at the property.
●	Batman and Quigleys Mineral Resources are constrained within a $1,950/oz gold pit shell. Pit parameters: Mining Cost $3.00/tonne mined, Processing Cost $17.50/tonne processed, General and Administrative Cost $1.50/tonne processed, Au Recovery 89.7%.
●	Kira Johnson MMSA of Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman deposit, Quigleys deposit and Heap Leach Pad.

●	The effective date of the Batman, Quigleys and Heap Leach Pad Mineral Resources estimates is July 25, 2025.
●	Mineral Resources that are not Mineral Reserves have no demonstrated economic viability and do not meet all relevant modifying factors.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Resources were estimated in accordance with S-K 1300 and NI 43-101.
●	“–“ indicates no reported value.
●	The effective date of the Batman Deposit, Heap Leach Pad, and Quigleys Deposit mineral resource estimates under the requirements of S-K 1300 is December 31, 2025.

Mt Todd Gold Project – Summary of Gold Mineral Reserves Based on 15 ktpd, 0.50 g Au/t cut-off and $1,800/oz Gold Price Pit Design

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	77,359	0.95	2,371	—	—	—	77,359	0.95	2,371
Probable	81,263	0.99	2,588	13,352	0.54	232	94,615	0.93	2,820
Proven & Probable	158,623	0.97	4,959	13,352	0.54	232	171,975	0.94	5,190

Economic analysis conducted only on proven and probable mineral reserves.

Notes:

●	The Mineral Reserves point of reference is the point where material is fed into the processing plant.
●	Batman deposit Mineral Reserves are reported using a 0.50 g Au/t cutoff grade and $1,800 per ounce gold price.
●	Colin McVie and Peter Lock of Mining Plus are the QP's responsible for the Statement of Mineral Reserves for Batman deposit Proven and Probable Mineral Reserves.
●	Because all the Heap Leach Pad Mineral Reserves are to be fed through the processing plant, these Mineral Reserves are reported without a cutoff grade applied.
●	Deepak Malhotra is the QP responsible for reporting the Heap-Leach Pad Mineral Reserves.
●	The effective date of the Batman and Heap Leach Pad Mineral Reserves estimates is July 25, 2025.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Reserves were estimated in accordance with S-K 1300 and NI 43-101.
●	The effective date of the mineral reserve estimates under the requirements of S-K 1300 is December 31, 2025.

Cautionary note to investors: Proven and probable mineral reserves are estimated in accordance with each of S-K 1300 and CIM Definition Standards. A number of risk factors may adversely affect estimated mineral reserves and mineral resources, any of which may result in a reduction or elimination of reported mineral reserves and mineral resources. See “Item 1A. Risk Factors.”

Results from Operations

Summary

Consolidated net loss for the year ended December 31, 2025 was $7,499 or $0.06 per common share in the capital of Vista (each, a “Common Share”) on both a basic and diluted basis. Consolidated net income for the year ended December 31, 2024 was $11,249 or $0.09 per Common Share on both a basic and diluted basis. The principal components of our 2025 net loss and the year-over-year changes are discussed below.

The Company had cash of $13,622, working capital of $13,057, and no debt as of December 31, 2025.

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

Exploration, Property Evaluation and Holding Costs

Exploration, property evaluation and holding costs, including fixed costs, project programs, and non-cash stock-based compensation, were $5,593 and $3,458 during the years ended December 31, 2025 and 2024, respectively. These costs comprised fixed costs and project program costs at Mt Todd.

For the years ended December 31, 2025 and 2024, our fixed exploration, property evaluation and holding costs totaled $3,319 and $2,921, respectively. These costs included expenditures necessary to preserve our property rights and meet our safety, regulatory, and environmental responsibilities. The increase in 2025 included expenses related to greater focus by corporate personnel on site-related projects.

Expenses incurred for 2025 project programs at Mt Todd totaled $2,274, including $1,963 for the Mt Todd FS. Expenses incurred for 2024 Mt Todd project programs totaled $537, including $408 for various technical studies.

Included in the 2025 and 2024 exploration, property evaluation and holding costs were non-cash stock-based compensation of $218 and $182, respectively.

Corporate Administration

Corporate administration costs were $3,611 and $3,663 during the years ended December 31, 2025 and 2024, respectively. The 2025 and 2024 corporate administration costs included non-cash stock-based compensation of $453 and $502, respectively. The total expenses in the comparable periods were substantially unchanged.

Gain on sale of plant and equipment

There were no sales of plant and equipment during 2025. In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaled $900, partially offset by selling expense of $98.

Non-Operating Income and Expenses

Interest Income

Interest income was $573 and $701 during the years ended December 31, 2025 and 2024, respectively. The decrease in 2025 was due to a decrease in the average interest rate applicable to invested cash balances.

Other Income

Other Income was $1,220 and $13 for the years ended December 31, 2025 and 2024, respectively. The increase in the comparable twelve-month periods was due to the receipt of $1,257 related to our recovery of certain tax amounts paid in connection with the 2020 sale of the Los Reyes gold project in Mexico.

Financial Position, Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $6,614 and $5,735 for the years ended December 31, 2025 and 2024, respectively. The increase in operating cash outflows largely resulted from 2025 expenditures for the Mt Todd FS being expensed while costs of the 2024 drilling program were recorded as capitalized development costs and included in investing activities, partially offset by other income and sources of cash resulting from changes in working capital.

Investing Activities

Net cash provided by (used in) investing activities was ($742) and $15,593 for the years ended December 31, 2025 and 2024, respectively. Cash provided by investing activities was higher in 2024 because the Company received Royalty Agreement proceeds totaling $17,000 and net proceeds from the sale of certain used mill equipment of $802. Cash used in investing activities was lower by $1,715 in 2025 because substantially all 2024 drilling costs were capitalized as development costs while the Mt Todd FS costs were expensed and included as cash used in operating activities. Cash used in investing activities for purchases of plant and equipment was higher by $248 in 2025 primarily due to installation of an enhanced evaporation system.

Financing Activities

Net cash of $4,028 for the year ended December 31, 2025 was provided by financing activities. These activities include receipt of net proceeds of $4,296 under the ATM Program (as defined below) offset by payments of $268 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Net cash of $1,023 for the year ended December 31, 2024 was provided by financing activities. These activities include receipt of net proceeds of $1,108 under the ATM Program offset by payments of $85 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and Capital Resources

The Company considers available cash, cash equivalents, and short-term investments to be its primary measure of liquidity. Our cash liquidity position as of December 31, 2025, comprising cash and cash equivalents of $13,622, reflected a net decrease of $3,328 during the year ended December 31, 2025.

Current assets, net of current liabilities (“Working Capital”), is a secondary measure of liquidity for the Company. The Company had Working Capital of $13,057 and $16,457 at December 31, 2025 and December 31, 2024, respectively. This represents a net decrease of $3,400 during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company’s primary sources of cash inflows were $4,296 from equity financing activity, receipt of $1,257 related to our recovery of certain tax amounts paid previously, and interest income of $573. These sources of cash were offset by operating cash outflows of $8,444 and other expenditures of $1,010. Recurring costs for corporate administration and Mt Todd maintenance, and spending on the Mt Todd FS and other project programs comprised most of the Company’s operating cash outflows during the year ended December 31, 2025. Of the other expenditures, $592 related to additions of plant and equipment and $150 related to developing revised mineral resources estimates for Mt Todd that incorporated drilling results produced after the previous mineral resources estimates. Additional details regarding 2025 financial results are presented in the “Results from Operations” section above and the preceding discussions in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following December 31, 2025, the Company estimates, before consideration of the use of proceeds discussed below, net recurring expenditures will be approximately $8,700, plus $1,800 for non-recurring project program costs. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital and additional Working Capital available from the offering of Common Shares discussed below.

On March 9, 2026, Vista closed a public offering of 17,940,000 Common Shares, inclusive of the underwriters’ exercise of their 15% overallotment option, at a price of $2.50 per Common Share (the “Offering”). Aggregate gross proceeds from the Offering totaled $44,850. After deductions for underwriting discounts, commissions and other costs, net proceeds are estimated to total $41,900. We intend to use the net proceeds to advance exploration and development activities at our Mt Todd gold project and for general corporate purposes, including:

Description of Use of Proceeds	Use of Proceeds
Pre-Development Evaluations at Mt Todd	$6,700
Increase in Organizational Capacity	$3,500
Professional Fees and Project Financing Costs	$4,200
Project Planning and Early Development Works	$3,200
Working Capital & General Corporate Purposes	$24,300
Net Proceeds of the Offering	$41,900

We are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”). Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright (the “ATM Program”). In connection with the Offering, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of our common shares pursuant to the ATM Agreement unless and until a new prospectus supplement is filed; however, the ATM Agreement remains in full force and effect. During the year ended December 31, 2025, the Company issued 2,813,888 Common Shares under the ATM Program for net proceeds of $4,296.

Other potential sources of cash inflows may include issuances of Common Shares, monetization of Vista’s remaining non-core assets, which include royalty interests on properties in the U.S., a royalty interest on a property in Canada, and used mill equipment that is being marketed by a third-party mining equipment dealer.

We believe our Working Capital as of December 31, 2025, together with the net proceeds from the Offering, interest income, other potential future sources of financing, and sales of non-core assets, will be sufficient to fund our currently planned corporate expenses, Mt Todd holding costs, and other anticipated Mt Todd programs for at least one year from the date of issuance of this annual report on Form 10-K.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. We seek to maintain adequate liquidity and minimize share dilution as we advance our primary objective to maximize returns to our shareholders by preserving, enhancing, and realizing value from Mt Todd. Our funding strategy is to maintain a low expenditure profile, realize value from our remaining non-core assets and, when considered appropriate, issue additional equity or find other means of financing. Vista also considers possible corporate opportunities as a means to enhance our liquidity. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Consolidated Balance Sheet at December 31, 2025 depends on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements required to be disclosed in this annual report on Form 10-K.

Summary of Quarterly Results

	4th quarter	3rd quarter	2nd quarter	1st quarter
2025
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,712)	$(723)	$(2,356)	$(2,708)
Basic income/(loss) per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
2024
Revenue	$—	$—	$—	$—
Net income/(loss)	$(1,673)	$(1,638)	$15,633	$(1,073)
Basic income/(loss) per share	$(0.02)	$(0.01)	$0.13	$(0.01)

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

Determination of Non-U.S. GAAP Financial Measures

This report includes the following financial measures presented on a non-U.S. GAAP basis:

●Cash Costs per ounce produced and per tonne processed;

●AISC per ounce;

●Capital Efficiency; and

●Benefit to Cost Ratio.

Cash Costs per ounce produced and AISC per ounce produced are non-U.S. GAAP metrics developed by the World Gold Council intended to improve transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports Cash Costs and AISC on a per ounce basis and Cash Costs on a per tonne processed basis because we believe these metrics appropriately reflect mining costs over specified periods and the life of mine. The Company reports on Capital Efficiency and Benefit to Cost Ratio because these metrics provide a standard measurement of initial capital efficiency. Similar metrics are used in the gold mining industry as comparative benchmarks of performance.

Cash Costs consist of Project operating costs, refining costs, the Jawoyn Royalty, and the Wheaton Royalty. The sum of these costs is divided by the corresponding ounces of gold produced or tonnes processed to determine Cash Cost per ounce of gold produced or per tonne processed metrics, respectively.

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

Capital Efficiency consists of initial capital expenditures divided by the ounces of gold produced.

Benefit to Cost Ratio consists of the after-tax NPV5% of project cash flows divided by initial capital.

The following table presents the calculations used to determine the non-U.S. GAAP financial measures presented in the report.

	Units	Years 1-15	Life of Mine (30 Years)
Gold Produced	koz	2,298	4,368
Tonnes processed	kt	77,512	157,445

Mining Costs	$ millions	$ 1,433	$ 2,606
Processing Costs	$ millions	1,372	2,774
Site General and Administrative Costs	$ millions	162	328
Jawoyn Royalty	$ millions	172	328
Wheaton Royalty	$ millions	65	115

Refining Cost	$ millions	11	22
Cash Costs	$ millions	3,216	6,172
Sustaining Capital	$ millions	144	376
AISC	$ millions	$ 3,330	$ 6,548

Per Ounce Produced ($ ÷ Gold Produced):
Mining Cost	$/oz	$ 623	$ 597
Processing Cost	$/oz	597	635
Site General and Administrative Costs	$/oz	70	75
Jawoyn Royalty	$/oz	75	75
Wheaton Royalty	$/oz	28	26
Refining Cost	$/oz	5	5
Cash Costs	$/oz	$ 1,399	$ 1,413
Sustaining Capital	$/oz	50	86
AISC	$/oz	$ 1,449	$ 1,499

Per Tonne Processed ($ ÷ Tonnes Processed):
Mining Cost	$/tonne	$ 18.49	$ 16.55
Processing Cost	$/tonne	17.70	17.62
Site General and Administrative Costs	$/tonne	2.09	2.09
Jawoyn Royalty	$/tonne	2.22	2.08
Wheaton Royalty	$/tonne	0.84	0.73
Refining Cost	$/tonne	0.15	0.14
Cash Costs	$/tonne	$ 41.49	$ 39.20

	Units	Initial Capital	Sustaining Capital (All Years)
Capital Costs	$ millions	$ 425	$ 442
Total Gold Produced(1)	koz	4,554	4,554
Capital Efficiency	$/oz	$ 93	$ 97

After-tax NPV5%	$ millions		$1,060
Initial Capital	$ millions		$ 425
Benefit to Cost Ratio	$ millions		2.5

(1)	Total Gold Produced includes ounces produced during three years of reprocessing of heap leap pad material as self-funding reclamation after year 30.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework in 2013. Based upon its assessment, management concluded that, at December 31, 2025, the Company’s internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vista Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Vista Gold Corp. (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for the years ended December 31, 2025, and 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Vista Gold Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31 2025, and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Davidson & Company LLP

Vancouver, Canada

Chartered Professional Accountants

March 11, 2026

VISTA GOLD CORP.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands, except shares)

	December 31,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$13,622	$16,950
Other current assets	526	553
Total current assets	14,148	17,503

Non-current assets:
Mineral properties (Note 3)	1,070	920
Plant and equipment, net (Note 4)	986	482
Other non-current assets	69	69
Total non-current assets	2,125	1,471
Total assets	$16,273	$18,974

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$230	$160
Accrued liabilities and other (Note 5)	861	886
Total current liabilities	1,091	1,046

Non-current liabilities:
Other liabilities	75	21
Total non-current liabilities	75	21
Total liabilities	1,166	1,067

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2025 - 127,007,520 and 2024 - 123,552,011 (Note 7)	482,760	478,061
Accumulated deficit	(467,653)	(460,154)
Total shareholders’ equity	15,107	17,907
Total liabilities and shareholders’ equity	$16,273	$18,974

Approved by the Board of Directors

/s/ Patrick F. Keenan	/s/ John M. Clark
Patrick F. Keenan	John M. Clark
Director	Director

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024
Operating income (expense):
Exploration, property evaluation and holding costs	$(5,593)	$(3,458)
Corporate administration	(3,611)	(3,663)
Depreciation and amortization	(88)	(55)
Gain on grant of royalty interest in mineral titles (Note 6)	—	16,909
Gain on sale of plant and equipment (Note 4)	—	802
Total operating income (expense)	(9,292)	10,535

Non-operating income:
Interest income	573	701
Other income, net	1,220	13
Total non-operating income	1,793	714

Income (loss) before income taxes	(7,499)	11,249
Net income (loss)	$(7,499)	$11,249

Basic:
Weighted average number of shares outstanding	125,164,651	122,198,006
Net income (loss) per share	$(0.06)	$0.09

Diluted:
Weighted average number of shares outstanding	125,164,651	125,611,300
Net income (loss) per share	$(0.06)	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands, except shares)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2024	121,088,494	$476,354	$(471,403)	$4,951
Shares issued, net of offering costs	1,722,966	1,108	—	1,108
Shares issued (RSUs vested, net of shares withheld)	445,551	(85)	—	(85)
Shares issued (shares issued in exchange for vested DSUs)	295,000	—	—	—
Stock-based compensation	—	684	—	684
Net income	—	—	11,249	11,249
Balances at December 31, 2024	123,552,011	$478,061	$(460,154)	$17,907

Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	2,813,888	4,296	—	4,296
Shares issued (RSUs vested, net of shares withheld)	641,621	(268)	—	(268)
Stock-based compensation	—	671	—	671
Net loss	—	—	(7,499)	(7,499)
Balances at December 31, 2025	127,007,520	$482,760	$(467,653)	$15,107

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(7,499)	$11,249
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	88	55
Stock-based compensation	671	684
Gain on grant of royalty interest in mineral titles	—	(16,909)
Gain on sale of plant and equipment	—	(802)
Change in working capital account items:
Other current assets	27	(107)
Accounts payable, accrued liabilities and other	99	95
Net cash used in operating activities	(6,614)	(5,735)
Cash flows from investing activities:
Proceeds from grant of royalty interest in mineral titles	—	17,000
Net proceeds from sale of plant and equipment	—	802
Additions to plant and equipment	(592)	(344)
Capitalized mineral property development costs	(150)	(1,865)
Net cash provided by (used in) investing activities	(742)	15,593
Cash flows from financing activities:
Proceeds from equity financing, net	4,296	1,108
Payment of taxes from withheld shares	(268)	(85)
Net cash provided by financing activities	4,028	1,023

Net increase (decrease) in cash and cash equivalents	(3,328)	10,881
Cash and cash equivalents, beginning of period	16,950	6,069
Cash and cash equivalents, end of period	$13,622	$16,950

Supplemental cash flow information (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

VISTA GOLD CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in U.S. dollars and in thousands, except shares and per share data)

1. Nature of Operations

Vista Gold Corp. and its subsidiaries operate as a development-stage company in the gold mining industry. The Company’s flagship asset is the Mt Todd gold project (“Mt Todd” or the “Project”) in Northern Territory, Australia. We are taking steps to ensure that development can proceed in an orderly and efficient manner. Since acquiring Mt Todd in 2006, we have invested substantial financial resources to systematically explore, evaluate, engineer, permit, and de-risk the Project. We do not currently generate recurring positive cash flows from mining operations.

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

Use of Estimates

Preparation of the Company’s Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income, and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions are: gain recognition; asset impairments; capitalization of development costs; valuation allowances for deferred tax assets; uncertain tax positions; the fair value and accounting treatment of stock-based compensation; functional currency; and the provision for environmental liabilities. Management based its estimates on historical experience, evaluation of pertinent circumstances, and various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results will likely differ from amounts estimated in these consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and government securities with original maturities of 90 days or less when purchased.

Foreign Currency Transactions

Our functional currency is the U.S. dollar. Foreign currency transactions denominated in a currency other than the functional currency are recorded at the approximate rate of exchange at the transaction date and any gains/(losses) resulting therefrom are recorded in other expense. For each of the years ended December 31, 2025 and 2024, net foreign currency gains/(losses) were insignificant.

Mineral Properties

Mineral property acquisition costs, including directly related costs, are capitalized when incurred. After acquisition of a mineral property, associated exploration and evaluation costs are charged to expense as incurred until mineral reserves reported in accordance with Item 1300 of Regulation S-K under the Securities Exchange Act of 1934, as amended, are established and the Company deems development activities to have commenced. Drilling and related costs are capitalized for an ore body where proven and probable mineral reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred mineral resources to proven and probable mineral reserves. All other drilling and related costs are expensed as incurred.

Capitalized costs associated with a mineral property will be amortized using the units-of-production method over the estimated life of mineral reserves once sustainable production is achieved. If mineral properties are sold or abandoned, any unamortized costs will be charged to expense in that period.

The recoverability of the carrying values of our mineral properties is dependent upon economic reserves being discovered or developed on the properties, permitting, financing, start-up, and profitable commercial production from, or the sale/lease of, or other strategic transactions related to these properties. Development and/or operation of mineral properties will depend on, among other things, management’s ability to raise sufficient capital for these purposes. Gains on disposal and grant of royalty interests are recognized in operating income when the Company has completed its significant obligations.

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

Recently Adopted Accounting Standards

In 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024. Certain prior period amounts presented in Note 10 have been restated within the tables to conform with the current period presentation. There was no change to the Consolidated Balance Sheets, Consolidated Statements of Income/(Loss), Consolidated Statements of Shareholders’ Equity, and Statements of Cash Flows from the reclassifications. The adoption of ASU 2023-09 has not had a material effect on the Company’s disclosures.

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

Capitalized mineral property values were:

	At December 31, 2025	At December 31, 2024
Mt Todd, Australia	$1,070	$920

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

Drilling and related costs are capitalized for an ore body where proven and probable mineral reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred mineral resources to proven and probable mineral reserves. All other drilling and related costs are expensed as incurred. Capitalized mineral property development drilling costs totaled $150 in the year ended December 31, 2025. Capitalized mineral property development drilling costs totaled $1,865 in the year ended December 31, 2024. The Company derecognized $3,091 of mineral property costs, inclusive of $945 of capitalized development drilling costs, in June 2024 upon recognition of the gain on grant of a royalty interest in Mt Todd, see Note 6. See Note 8 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	December 31, 2025			December 31, 2024
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$6,324	$5,338	$986	$5,732	$5,250	$482
Corporate, United States	303	303	—	303	303	—
	$6,627	$5,641	$986	$6,035	$5,553	$482

In March 2024, the Company recorded a gain of $802 upon sale of certain components of our used mill equipment. Gross proceeds totaling $900 were offset by selling expenses of $98.

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at December 31, 2025 and December 31, 2024:

	At December 31, 2025	At December 31, 2024
Accrued accounts payable	$159	$273
Accrued employee compensation and benefits	702	576
Other current liabilities	—	37
	$861	$886

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

A security interest was granted by Vista Gold Australia to Wheaton. The security includes, among other things, a mortgage over the Mt Todd tenements and a collateralized interest in the assets, rights, and interests of Vista Gold Australia.

7. Common Shares

Equity Financing

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright (the “ATM Program”). The ATM Agreement was refreshed in November 2024 to allow for aggregate sales proceeds of up to $8,000. No securities can be offered in Canada under the ATM Agreement. As of December 31, 2025, $3,379 remained available under the ATM Program.

During the year ended December 31, 2025 the Company sold 2,813,888 Common Shares for net proceeds of $4,926 under the ATM Program. During the year ended December 31, 2024 the Company sold 1,722,966 Common Shares for net proceeds of $1,108 under the ATM Program. Each sale under the ATM Agreement was made pursuant to an “at the market offering” as defined in Rule 415 under the United States Securities Act of 1933, as amended. See Note 12 for a subsequent event.

Other Share Issuances

During the years ended December 31, 2025 and 2024, we issued 641,621 and 445,551 Common Shares, respectively, in connection with vesting of restricted share units (“RSUs”). During the years ended December 31, 2025 and 2024, we issued nil and 295,000 Common Shares, respectively, in exchange for deferred share units (“DSUs”) held by directors of the Company whose service on the Board of Directors ended in those years.

Warrants

Warrant activity is summarized in the following table.

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Remaining Life
	Outstanding	Per Share	(Years)
As of December 31, 2023	7,408,101	$1.25	0.5
Expired	(7,408,101)	$1.25
As of December 31, 2024	—
As of December 31, 2025	—

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

Stock-based compensation expense for the years ended December 31, 2025 and 2024 was:

	Year Ended December 31,
	2025	2024
RSUs	$420	$391
DSUs	251	293
	$671	$684

As of December 31, 2025, unrecognized compensation expense for awarded RSUs was $283, which is expected to be recognized over a weighted average period of 1.2 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2023	1,886,674	$0.46
Granted	1,736,000	0.25
Forfeited	(225,836)	0.43
Vested	(629,165)	0.59
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(326,083)	0.36
Vested	(959,921)	0.39
Unvested - December 31, 2025	2,491,669	$0.33

During the years ended December 31, 2025 and 2024, the Company withheld shares equivalent to the value of employee withholding taxes in lieu of issuing Common Shares which resulted from RSUs vesting in the period.

Under the LTIP, a portion of the RSU awards vest on a fixed future date providing the recipient continues to be affiliated with Vista on that date. Other RSU awards vest subject to achievement of certain performance and market criteria, including the accomplishment of certain corporate objectives and the Company’s share price performance. Of the unvested RSUs, approximately 28% will vest based on fixed future dates, and approximately 72% will vest on share-price criteria. The minimum vesting period for RSUs is one year.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only after the non-employee director ceases to be a director of the Company. During the year ended December 31, 2025, the Board of Directors granted 364,000 DSUs and the Company recognized $251 of DSU expense. During the year ended December 31, 2024, the Board of Directors granted 767,000 DSUs and the Company recognized $293 of DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2023	1,189,000	$0.68
Granted	767,000	0.38
Shares issued to participants	(295,000)	0.68
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - December 31, 2025	2,025,000	$0.57

Stock Options

The following table summarizes option activity:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of	Exercise Price	Contractual Term	Intrinsic
	Options	Per Option	(Years)	Value
Outstanding - December 31, 2023	400,000	$0.70	0.47	$—
Expired	(350,000)	0.73
Outstanding - December 31, 2024	50,000	$0.51	0.25	$2
Expired	(50,000)	0.51
Outstanding - December 31, 2025	—

Weighted Average Common Shares

	Year Ended December 31,
	2025	2024
Basic Common Shares	125,164,651	122,198,006
Effect of dilutive stock-based awards	—	3,413,294
Diluted Common Shares	125,164,651	125,611,300

As the Company was in a net loss position for the year ended December 31, 2025, all potentially dilutive Common Shares were considered antidilutive.

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

9. Supplemental Cash Flow Information and Material Non-Cash Transactions

As of December 31, 2025 and 2024, all cash and cash equivalents were held as liquid bank deposits and/or government instruments in the United States or Australia.

There were no significant non-cash transactions for the years ended December 31, 2025 and 2024.

10. Income Taxes

The Company’s income/(loss) before provision for income taxes consisted of the following:

	Years Ended December 31,
	2025	2024
U.S.	$(23)	$(64)
Foreign	(7,476)	11,313
	$(7,499)	$11,249

During the years ended December 31, 2025 and 2024, the Company recognized $nil current and deferred income tax expense or benefit in each of the U.S. and foreign jurisdictions, due to full valuation allowances within each jurisdiction.

Deferred Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising the Company's deferred taxes are as follows:

	December 31,
	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$46,618	$41,440
Accrued compensation	81	24
Stock compensation	15	33
Capital loss carryforwards	14,956	14,954
Property, plant and equipment	6,879	6,924
Capital expenditures	366	366
VAT recoverable	—	144
Unrealized foreign exchange gain/loss	16	6
Offering costs	64	104

Total deferred tax assets	68,995	63,995

Deferred income tax liabilities:
Deferred proceeds for tax purposes from royalty transaction	(6,000)	(6,000)
Total deferred tax liabilities	(6,000)	(6,000)

Valuation allowance for future tax assets	(62,995)	(57,995)
Total deferred taxes, net	$—	$—

Valuation Allowance on Deferred Tax Assets

ASC 740 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a valuation allowance. The valuation allowance increased by 5,000 during 2025.

Loss Carryforwards

Net operating and capital loss carryforwards as of the December 31, 2025 are as follows:

	Amount	Expiration Years
Net operating losses, Federal (Pre January 1, 2018)	$14,854	2030 - 2037
Net operating losses, Federal (Post December 31, 2017)	2,372	Do not expire
Net operating losses, state	2,386	2036 - Indefinite
Net operating losses, foreign	66,439	2026 - 2045
Net operating losses, foreign	83,168	Do not expire
Capital loss carryforwards, foreign	110,786	Do not expire

Rate Reconciliation

The effective tax rate of the Company's provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Years Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
U.S. Federal statutory tax rate	$(1,575)	21.0%	$2,363	21.0%
Change in valuation allowance	(65)	0.9%	(80)	(0.7%)
Nondeductible items
Imputed interest	65	(0.9%)	71	0.6%
Stock compensation - excess benefit/detriment	(4)	0.0%	2	0.0%
Prior year true-ups and other	(6)	0.0%	(1)	0.0%
Other
Stock compensation	14	(0.2%)	21	(0.2%)
Foreign tax effects
Canada
Foreign tax rate differential	(103)	1.4%	(886)	(7.7%)
Nondeductible items and other	(37)	0.5%	3,369	30.0%
Change in valuation allowance	384	(5.1%)	489	4.4%
Stock compensation	116	(1.5%)	128	1.1%
Australia
Foreign tax rate differential	(514)	6.9%	2,364	21.0%
Nondeductible items and other	(3,082)	41.0%	(2,336)	(20.7%)
Change in valuation allowance	4,797	(63.9%)	(5,543)	(49.2%)
Other foreign jurisdictions	10	(0.1%)	39	0.4%
	$—	0.0%	$—	0.0%

Tax Statute of Limitations

The Company files income tax returns in Canada, U.S. federal and state jurisdictions, and other foreign jurisdictions. There are currently no tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to Canadian tax examinations by the Canadian Revenue Agency for years ended on or before December 31, 2021 or U.S. federal income tax examinations by the Internal Revenue Service for years ended on or before December 31, 2021. Some U.S. state and other foreign jurisdictions are still subject to tax examination for years ended on or before December 31, 2020.

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

We reported no revenues from mining operations during the years ended December 31, 2025 or 2024. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

	Year Ended December 31,
	2025	2024
Australia segment operating income (expense):
Gain on grant of royalty interest in mineral titles	$—	$16,909
Employee compensation	(2,064)	(1,749)
2025 feasibility study and related costs	(1,963)	—
Drilling and related costs	(24)	(1,891)
Capitalized development costs	150	1,865
Project programs	(437)	(506)
Site holding	(480)	(458)
Administrative	(447)	(388)
Consulting & contract services	(170)	(201)
Power	(158)	(130)
Depreciation and amortization	(88)	(55)
Australia segment operating income (loss)	(5,681)	13,396

Reconciliation to operating income (loss)
Corporate administration	(3,611)	(3,663)
Gain on sale of plant and equipment	—	802
Total operating income (expense), net	(9,292)	10,535

Non-operating income:
Interest income	573	701
Other income (expense)	1,220	13
Total non-operating income	1,793	714

Net income (loss)	$(7,499)	$11,249

Australia segment expenditures: mineral property and capital assets	$742	$2,209

	At December 31, 2025	At December 31, 2024
Australia segment long-lived assets	$2,056	$1,402

12. Subsequent Events

On March 9, 2026, Vista closed a public offering of 17,940,000 Common Shares, inclusive of the underwriters’ exercise of their 15% overallotment option, at a price of $2.50 per Common Share. Aggregate gross proceeds totaled $44,850, prior to deductions for underwriting discounts, commissions and other costs. In connection with this offering, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of our common shares pursuant to the ATM Agreement unless and until a new prospectus supplement is filed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this annual report on Form 10-K for the fiscal year ended December 31, 2025, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

(a) None.

(b) During the quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information concerning our executive officers, directors, Audit Committee, corporate governance, compliance with Section 16(a) of the Exchange Act and Code of Ethics will be contained in our definitive Proxy Statement, to be filed within 120 days after December 31, 2025 pursuant to Regulation 14A promulgated under the Exchange Act for the 2025 Annual General and Special Meeting of Shareholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents Filed as Part of Report

Financial Statements

The following Consolidated Financial Statements of the Company are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm (Davidson & Company LLP, Vancouver, Canada, PCAOB ID 731).

2.	Consolidated Balance Sheets – As of December 31, 2025 and 2024.

3.	Consolidated Statements of Income/(Loss) – Years ended December 31, 2025 and 2024.

4.	Consolidated Statements of Shareholders’ Equity – Years ended December 31, 2025 and 2024.

5.	Consolidated Statements of Cash Flows – Years ended December 31, 2025 and 2024.

6.	Notes to Consolidated Financial Statements.

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
10.06*

Amended and Restated Employment Agreement of Frederick H. Earnest, dated May 26, 2022 previously filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.07*

Amended and Restated Employment Agreement of Douglas L. Tobler, dated May 26, 2022 previously filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 27, 2022 and incorporated herein by reference (File No. 1-09025)

10.08*

Amended and Restated Employment Agreement of Pamela A. Solly, dated May 26, 2022 previously filed as Exhibit 10.8 to the Company’s Form 10-K dated February 28, 2025 and incorporated herein by reference (File No. 1-09025)

10.09

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated February 10, 2014, previously filed as Exhibit 10.13 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

10.10

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., dated April 26, 2017, previously filed as Exhibit 10.14 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

10.11

Deed of Variation to agreement among the Northern Territory of Australia, Vista Gold Australia Pty. Ltd. and Vista Gold Corp., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 26, 2023 and incorporated herein by reference (File No. 1-09025)

10.12

Royalty Agreement dated December 13, 2023, between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 15, 2023 and incorporated herein by reference (File No. 1-09025)

10.13

General Security Deed, by and between Vista Gold Australia Pty. Ltd. and Wheaton Precious Metals (Cayman) Co., previously filed as Exhibit 10.1 to the Company’s Form 8-K dated February 27, 2024 and incorporated herein by reference (File No. 1-09025)

19	Vista Gold Corp. Insider Trading Policy, dated October 22, 2024
21	Subsidiaries of the Company
23.1	Consent of Davidson & Company LLP, Vancouver, Canada, Chartered Professional Accountants
23.2	Consent of GR Engineering Services Limited
23.3	Consent of Mining Plus Australia Pty Limited
23.4	Consent of Tetra Tech
23.5	Consent of Tierra Group
23.6	Consent of Deepak Malhotra
23.7	Consent of WSP Australia Pty Limited
23.8	Consent of Maria Vallejo Garcia
24	Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
96.1

Technical Report Summary for the Mt Todd Gold Project, previously filed as Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on September 11, 2026 and incorporated herein by reference (File No. 1-9025)

97

Vista Gold Corp. Incentive Compensation Recovery Policy, previously filed as Exhibit 97 to the Company’s Form 10-K filed with the SEC on March 14, 2024 and incorporated herein by reference (File No. 1-09025)

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

(1) Submitted Electronically Herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income/(Loss) for the years ended December 31, 2025 and 2024, (ii) Consolidated Balance Sheets at December 31, 2025 and 2024, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024, and (iv) Notes to Consolidated Financial Statements.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)
Dated: March 11, 2026	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
Dated: March 11, 2026	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Dated: March 11, 2026	By: /s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer
(Principal Executive Officer)
Dated: March 11, 2026	By: /s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Capacity	Date
/s/ Frederick H. Earnest Frederick H. Earnest	Director	March 11, 2026
* John M. Clark	Director	March 11, 2026
* Deborah J. Friedman	Director	March 11, 2026
* Patrick F. Keenan	Director	March 11, 2026
* Tracy A. Stevenson	Director	March 11, 2026
* Michel Sylvestre	Director	March 11, 2026
* By: /s/ Frederick H. Earnest

Frederick H. Earnest, Attorney-in-Fact

Pursuant to Power of Attorney filed as Exhibit 24 herewith.