Form 10-Q
period 2026-03-31
VISTA GOLD CORP
filed 2026-04-30
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 145,971,346 common shares, without par value, outstanding as of April 24, 2026.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended March 31, 2026

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	March 31,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$52,729	$13,622
Other current assets	451	526
Total current assets	53,180	14,148

Non-current assets:
Mineral properties (Note 3)	1,070	1,070
Plant and equipment, net (Note 4)	950	986
Other non-current assets	69	69
Total non-current assets	2,089	2,125
Total assets	$55,269	$16,273

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$685	$230
Accrued liabilities and other (Note 5)	1,135	861
Total current liabilities	1,820	1,091

Non-current liabilities:
Other liabilities	86	75
Total non-current liabilities	86	75
Total liabilities	1,906	1,166

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2026 - 145,971,346 and 2025 - 127,007,520 (Note 6)	524,161	482,760
Accumulated deficit	(470,798)	(467,653)
Total shareholders’ equity	53,363	15,107
Total liabilities and shareholders’ equity	$55,269	$16,273

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Operating expense:
Exploration, property evaluation and holding costs	$(1,654)	$(1,538)
Corporate administration	(1,631)	(1,298)
Depreciation and amortization	(36)	(22)
Total operating expense	(3,321)	(2,858)

Non-operating income (loss):
Interest income	185	169
Other loss, net	(9)	(19)
Total non-operating income	176	150

Loss before income taxes	(3,145)	(2,708)
Net loss	$(3,145)	$(2,708)

Basic:
Weighted average number of shares outstanding	131,597,619	123,873,020
Net loss per share	$(0.02)	$(0.02)

Diluted:
Weighted average number of shares outstanding	131,597,619	123,873,020
Net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	400,000	269	—	269
Shares issued (RSUs vested, net of shares withheld)	603,491	(245)	—	(245)
Stock-based compensation	—	359	—	359
Net income	—	—	(2,708)	(2,708)
Balances at March 31, 2025	124,555,502	$478,444	$(462,862)	$15,582

Balances at January 1, 2026	127,007,520	$482,760	$(467,653)	$15,107
Shares issued, net of offering costs	17,940,000	42,006	—	42,006
Shares issued (RSUs vested, net of shares withheld)	1,023,826	(1,048)	—	(1,048)
Stock-based compensation	—	443	—	443
Net loss	—	—	(3,145)	(3,145)
Balances at March 31, 2026	145,971,346	$524,161	$(470,798)	$53,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,145)	$(2,708)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	36	22
Stock-based compensation	443	359
Change in working capital account items:
Other current assets	75	153
Accounts payable, accrued liabilities and other	391	354
Net cash used in operating activities	(2,200)	(1,820)
Cash flows from investing activities:
Additions to plant and equipment	—	(34)
Capitalized mineral property development costs	—	(150)
Net cash used in investing activities	—	(184)
Cash flows from financing activities:
Proceeds from March 2026 equity financing	44,850	—
Payment of underwriting and offering costs	(2,495)	—
Proceeds from At-the-Market equity financings, net	—	269
Payment of taxes from withheld shares	(1,048)	(245)
Net cash provided by financing activities	41,307	24

Net increase (decrease) in cash and cash equivalents	39,107	(1,980)
Cash and cash equivalents, beginning of period	13,622	16,950
Cash and cash equivalents, end of period	$52,729	$14,970

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

The interim Condensed Consolidated Financial Statements (“interim statements”) of the Company are unaudited. In the opinion of management, all adjustments, reclassifications, and disclosures necessary for a fair presentation of these interim statements are included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended December 31, 2025 as filed with the United States Securities and Exchange Commission and Canadian securities regulatory authorities on Form 10-K (“2025 Financial Statements”). The balance sheet as of December 31, 2025 as presented herein was derived from the Company’s audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States generally accepted accounting principles have been condensed or omitted.

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

2. Significant Accounting Policies

Significant accounting policies are included in the 2025 Financial Statements.

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At March 31, 2026	At December 31, 2025
Mt Todd, Australia	$1,070	$1,070

Vista acquired Mt Todd in March 2006. Since then, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities.

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $nil and $150 in the three months ended March 31, 2026 and March 31, 2025, respectively. See Note 7 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	March 31, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$6,323	$5,373	$950	$6,324	$5,338	$986
Corporate, United States	303	303	—	303	303	—
	$6,626	$5,676	$950	$6,627	$5,641	$986

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at March 31, 2026 and December 31, 2025:

	At March 31, 2026	At December 31, 2025
Accrued accounts payable	$424	$159
Accrued employee compensation and benefits	711	702
	$1,135	$861

6. Common Shares

Equity Financing

On March 9, 2026, Vista closed a public offering of 17,940,000 common shares in the capital of the Company (each a “Common Share”), inclusive of the underwriters’ exercise of their 15% overallotment option, at a price of $2.50 per Common Share (the “March 2026 Offering”). Aggregate gross proceeds totaled $44,850. After deductions for underwriting discounts, commissions and other costs, net proceeds totaled $42,006. As of March 31, 2026, $349 of offering costs were included in accounts payable and accrued liabilities.

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright (the “ATM Program”). In connection with the March 2026 Offering, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement unless and until a new prospectus is filed and the expiration of a 90-day lockup period following completion of the March 2026 Offering.

During the three months ended March 31, 2026 and 2025, the Company realized net proceeds under the ATM Program of $nil and $269, respectively. At the time the ATM Agreement was suspended, $3,379 remained available under the ATM Program.

Stock-Based Compensation

The Company’s stock-based compensation plans include restricted share units (“RSUs”) issuable pursuant to the Company’s long-term equity incentive plan, deferred share units (“DSUs”) issuable pursuant to the Company’s deferred share unit plan (“DSU Plan”), and stock options (“Stock Options”) issuable under the Company’s stock option plan. However, there are no Stock Options outstanding under the Company’s stock option plan. Stock-based compensation may be issued to our directors, officers, employees, and consultants. The maximum number of Common Shares that may be reserved for issuance under the combined stock-based compensation plans is a variable number equal to 10% of the issued and outstanding Common Shares on a non-diluted basis at any particular time. Stock-based compensation may be granted from time to time at the discretion of the Board of Directors of the Company (the “Board”), with vesting provisions as determined by the Board.

Stock-based compensation expense was:

	Three Months Ended March 31,
	2026	2025
RSUs	$179	$108
DSUs	264	251
	$443	$359

As of March 31, 2026, the unrecognized compensation expense for awarded RSUs was $1,997, which is expected to be recognized over a weighted average period of 1.9 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(326,083)	0.36
Vested	(959,921)	0.39
Unvested - December 31, 2025	2,491,669	$0.33
Granted	1,455,000	1.84
Vested	(1,501,339)	0.26
Unvested - March 31, 2026	2,445,330	$1.27

During the three months ended March 31, 2026 and 2025, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $1,048 and $245, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the three months ended March 31, 2026, the Board granted 128,000 DSUs and the Company recognized $264 in DSU expense. During the three months ended March 31, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - December 31, 2025	2,025,000	$0.57
Granted	128,000	2.06
Outstanding - March 31, 2026	2,153,000	$0.66

Weighted Average Common Shares

	Three Months Ended March 31,
	2026	2025
Basic Common Shares	131,597,619	123,873,020
Diluted Common Shares	131,597,619	123,873,020

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three months ended March 31, 2026 and the three months ended March 31, 2025.

7. Commitments and Contingencies

Mt Todd Site

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

Mt Todd Royalties

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

The Royalty is at an initial rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The Royalty rate, the annual increase percentage, and maximum Royalty rate can each be reduced by one-third upon the occurrence of one of the following events: (i) a change of control of Vista Gold Australia occurs prior to April 1, 2028 and Vista Gold Australia provides timely notice and payment to Wheaton of certain amounts; or (ii) payment to Wheaton of the applicable Royalty associated with Vista Gold Australia delivering 3.47 million gold ounces to a third party. The Royalty is payable on production from both the Mt Todd mining and exploration licenses. Wheaton has also been granted a right of first refusal on future royalties, streams or pre-pays pertaining to Mt Todd.

A security interest was granted by Vista Gold Australia to Wheaton. The security includes, among other things, a mortgage over the Mt Todd tenements and a collateralized interest in the assets, rights and interests of Vista Gold Australia.

Mexico

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallowed the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. In September 2025, the court ruled in favor of MGS in its suit brought against the SAT on these matters and there is no remaining legal remedy available to the SAT against the court’s decision. While there remains a SAT case associated with MGS’s utilization of the 2012 deductions in 2020, management believes that the September 2025 ruling provides for recognition of the deductions utilized to offset 2020 taxable income related to the sale of MGS. However, the outcome of this remaining case is uncertain, and no estimate of potential loss can be made at this time.

8. Segment Information

The Company has one reportable segment: Australia. The Australia segment conducts exploration, development, and care and maintenance activities at Vista’s principal asset, the Mt Todd gold project in Northern Territory, Australia. This segment does not presently report any revenues from operations. Through the Australia segment, the Company seeks to position Mt Todd as a development opportunity within the gold sector. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM uses consolidated net income/loss as the measure of segment profit and loss to assess performance and allocate resources.

We reported no revenues during the three months ended March 31, 2026 and 2025. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

The following table reports segment results during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Australia segment operating income (expense):
Employee compensation	$(794)	$(544)
2025 feasibility study and related costs	—	(739)
Drilling and related costs	—	(24)
Capitalized development costs	—	150
Project programs	(184)	(52)
Site holding	(269)	(176)
Administrative	(149)	(85)
Consulting & contract services	(80)	(27)
Power	(178)	(41)
Depreciation and amortization	(36)	(22)
Australia segment operating income (loss)	(1,690)	(1,560)

Reconciliation to operating income (loss)
Corporate administration	(1,631)	(1,298)
Total operating income (expense), net	(3,321)	(2,858)

Non-operating income:
Interest income	185	169
Other income (expense)	(9)	(19)
Total non-operating income	176	150

Net income (loss)	$(3,145)	$(2,708)

Australia segment expenditures: mineral property and capital assets	$—	$184

	At March 31, 2026	At December 31, 2025
Australia segment long-lived assets	$2,020	$2,056

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

On July 29, 2025, the Company announced the results of a new Mt Todd feasibility study focused on developing a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “Mt Todd FS” or the “Study”). The Mt Todd FS significantly decreased the initial capital, prioritized grade over tonnes, delivered stable gold production over the extended life of the project, and provided a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations.

The Mt Todd FS marks a significant shift in the strategy for Mt Todd, demonstrating the potential for development of a smaller, lower capital cost project than previously evaluated. The Study contemplates the use of contract mining, third-party power generation, and other practices to reduce development and operational risks. The Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life. The Study does not assume any expansion of the planned mining/processing rate, but the Company believes that the 15,000 tpd design provides opportunities for future expansion of the processing plant.

In January 2026, the Company announced continued progress at its Mt Todd gold project and outlined the pathway to initiate detailed engineering and design in 2027. The Company expects this milestone to initiate a period of approximately 27 months for design, construction, and commissioning.

Our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project. Priorities include all activities leading to permit modification approvals to align existing approved permits with the Mt Todd FS; expanding corporate capability by building an Australia-based team to lead project development; completing pre-development optimizations as recommended in the Mt Todd FS to provide key inputs for detailed engineering and design; and project execution planning. On March 9, 2026, Vista closed a public offering (the “March 2026 Offering”) for aggregate gross proceeds totaling $44,850, with net proceeds of $42,006, to fund these priorities and other general corporate purposes.

We have commenced efforts to obtain permit modifications and are actively engaged with consultants, regulators, and stakeholders. Some modifications have already been submitted, and programs to support other submissions are in progress. We anticipate the approval of these modifications will be achieved in 2027.

Since the start of the year, we have hired four project management team members to be based in Perth and an approvals manager based in Darwin. We have increased our corporate capacity in the areas of projects/technical services, external relations/social performance, legal, and administration/finance/market relations. We are currently recruiting an Australian-based managing director who will be responsible for delivering the Mt Todd project. Later this year we plan to begin building the project development team.

We are completing pre-development optimizations in line with the recommendations presented in the Mt Todd FS. Recent drilling has provided core for selective metallurgical testing to optimize grind size and gold recoveries and provide data for the optimal selection and sizing of equipment for the process plant. We have commenced a geotechnical review, with drilling and geotechnical mapping in progress in the Batman pit to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves.

Feasibility Study Highlights

●Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the 30-year life of mine
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over the life of mine
●	Life of mine average gold recovery of 88.5% from 3-stage crush, single-stage sort, 2-stage grind, and carbon-in-leach (CIL) recovery circuit
●	After-tax NPV5% of $1.1 billion, internal rate of return of 27.8%, and 2.7 year payback at a $2,500 per ounce gold price
●	After-tax free cash flow at a $2,500 per ounce gold price of $1.6 billion for first 15 years of commercial operations
●	Initial capital requirements of $425 million, a 59% reduction from the 2024 FS (as defined below)
-Capital Efficiency: $93 per ounce (initial capital : total ounces of gold produced)
-	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital)
●	All-in Sustaining Cost (“AISC”) of $1,449 per ounce during years 1-15 and $1,499 per ounce during years 1-30

Notes to investors:

(1)	Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 (as defined below).
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in the Company’s annual report on Form 10-K, filed February 28, 2025, for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see “Non-U.S. GAAP Financial Measures” for additional disclosure.

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

Mt Todd Gold Project – Summary of Gold Mineral Resource (Exclusive of Gold Mineral Reserves)

0.40 g Au/t cut-off at US$1,950/oz

	Batman Deposit			Heap Leach Pad			Quigleys Deposit			Total
			Contained			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Measured	47,143	0.61	930	—	—	—	3,702	1.13	134	50,845	0.65	1,064
Indicated	110,644	0.72	2,568	—	—	—	6,965	1.34	299	117,609	0.76	2,867
Measured & Indicated	157,787	0.69	3,498	—	—	—	10,667	1.26	433	168,454	0.73	3,931

Inferred	54,338	0.78	1,369	—	—	—	2,761	0.71	63	57,099	0.78	1,433

Notes:

●	Measured and Indicated Mineral Resources exclude Proven and Probable Mineral Reserves.
●	Batman and Quigleys Mineral Resources are quoted at a 0.4 g Au/t cut-off grade.
●	The Point of Reference for the Batman and Quigleys Mineral Resources estimates is in-situ at the property. The Point of Reference for the Heap Leach Pad Mineral Resources estimates is the physical Heap Leach Pad at the property.
●	Batman and Quigleys: Mineral Resources constrained within a USD1,950/oz gold pit shell. Pit parameters: Mining Cost US$3.00/tonne, Processing Cost US$17.50/tonne processed, General and Administrative Cost US$1.50/tonne processed, Au Recovery 89.7%.
●	Tetra Tech is the QP responsible for the Statement of Mineral Resources for the Batman deposit, Quigleys deposit, and Heap Leach Pad.
●	The effective date of the Batman, Quigleys, and Heap Leach Pad Mineral Resource estimates under the requirements of S-K 1300 and NI 43-101 is July 25, 2025.
●	Mineral Resources that are not Mineral Reserves have no demonstrated economic viability and do not meet all relevant modifying factors.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Resources were estimated in accordance with S-K 1300, NI 43-101, and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Reserves.
●	The entirety of the Heap Leach Pad Mineral Resource is converted to Mineral Reserves in the S-K 1300 Report, therefore, a Mineral Resource exclusive of Mineral Reserves is not reported.
●	“—” indicates no reported value.
●	Tetra Tech is an engineering and consulting firm independent of the Company.

Mt Todd Gold Project – Summary of Gold Mineral Reserves

Based on 15,000 tpd, 0.50 g Au/t cut-off at US$1,800/oz

	Batman Deposit			Heap Leach Pad			Total
			Contained			Contained			Contained
	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces	Tonnes	Grade	Ounces
	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)	(000s)	(g Au/t)	(000s)
Proven	77,359	0.95	2,371	—	—	—	77,359	0.95	2,371
Probable	81,263	0.99	2,588	13,252	0.54	232	94,615	0.93	2,820
Proven & Probable	158,623	0.97	4,959	13,252	0.54	232	171,975	0.94	5,190

Notes:

●	The Mineral Reserves point of reference is the point where material is fed into the process plant.
●	Batman deposit Mineral Reserves are reported using a 0.50 g Au/t cut-off grade and US$1,800/oz gold price.
●	Mining Plus Pty Ltd is the QP responsible for the Statement of Mineral Reserves for Batman Deposit Proven and Probable Mineral Reserves.
●	Because all the Heap Leach Pad Mineral Reserves are to be fed through the process plant, these Mineral Reserves are reported without a cut-off grade applied.
●	Deepak Malhotra is the QP responsible for reporting the Heap Leach Pad Mineral Reserves.
●	The effective date of the Batman and Heap Leach Mineral Reserves estimate under the requirements of S-K 1300 and NI 43-101 is July 25, 2025.
●	Differences in the table due to rounding are not considered material.
●	The Mineral Reserves were estimated in accordance with S-K 1300, 43-101, and Canadian Institute of Mining Metallurgy and Petroleum Definition Standards for Mineral Resources and Reserves.
●	Mining Plus Pty Ltd is a consulting firm and Deepak Malhotra is a consultant; both are independent of the Company.

Results from Operations

Summary

Cash totaled $52,729 and working capital was $51,360 at March 31, 2026. See “Liquidity and Capital Resources”. The Company had no debt as of March 31, 2026.

Consolidated net loss for the three months ended March 31, 2026 and 2025 was $3,145 and $2,708, or $0.02 and $0.02 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $1,654 and $1,538 for the three months ended March 31, 2026 and 2025, respectively. Recurring site activities were higher in 2026, due to the addition of project management team members and higher power costs due to water management pumping requirements, offset by lower project program costs in 2026 compared to the prior year which included work on the Mt Todd FS.

Corporate administration

Corporate administration costs were $1,631 and $1,298 during the three months ended March 31, 2026 and 2025. Expenses in the comparable three-month periods were higher because of additional legal, consulting, and board costs associated with ongoing advancement of Mt Todd.

Non-operating income and expenses

Interest income

Interest income was $185 and $169 for the three months ended March 31, 2026 and 2025, respectively. The increase in the comparable three-month period was due to higher invested cash balances from the March 2026 Offering for part of the period.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $2,200 and $1,820 for the three months ended March 31, 2026 and 2025, respectively. The increase in operating cash outflows largely resulted from higher 2026 expenditures for corporate expenses and additional personnel in Australia.

Investing activities

Net cash used in investing activities was $nil and $184 for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities in 2025 was for expenditures for capitalized development costs and purchases of plant and equipment.

Financing activities

During the three months ended March 31, 2026 and 2025, net cash of $41,307 and $24, respectively, was provided by financing activities. Cash provided by financing activities during the three months ended March 31, 2026 was $44,850 of proceeds from the March 2026 Offering, partially offset by $2,495 of underwriting and offering costs associated with the March 2026 Offering and payments of $1,048 for employee withholding taxes in lieu of issuing common shares of the

Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the three months ended March 31, 2025 was $269 of net proceeds under the ATM Program (as defined below) offset by payments of $245 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

The Company continues to prioritize the efficient use of financial resources to advance Mt Todd. Our funding strategy is to maintain adequate liquidity to support near-term objectives while minimizing share dilution. The primary measure of liquidity considered by the Company is available cash, cash equivalents, and any short-term investments. As a secondary measure, we consider current assets, net of current liabilities (“Working Capital”).

The following table sets forth the Company’s primary and secondary measures of liquidity at March 31, 2026 and December 31, 2025:

	At March 31, 2026	At December 31, 2025
Cash and cash equivalents	$52,729	$13,622
Working Capital	$51,360	$13,057

The net increase in cash and cash equivalents during the three months ended March 31, 2026 resulted primarily from net proceeds of the March 2026 Offering, offset by other net cash outflows. On March 9, 2026, Vista closed the March 2026 Offering of 17,940,000 Common Shares, inclusive of the underwriters’ exercise of their 15% overallotment option, at a price of $2.50 per Common Share. Aggregate gross proceeds from the Offering totaled $44,850. After deductions for underwriting discounts, commissions and other costs, net proceeds totaled $42,006. We intend to use the net proceeds to advance exploration and development activities at our Mt Todd gold project and for general corporate purposes. Details regarding financial results for the three months ended March 31, 2026 are presented in the “Results from Operations” section above and the preceding narratives in this section regarding operating activities, investing activities, and financing activities.

For the 12-month period following March 31, 2026, the Company estimates its net expenditures will include approximately $8,600 for recurring expenditures and approximately $7,100 for non-recurring project program costs. Recurring expenditures include ongoing Mt Todd site maintenance; other Australia non-site costs for personnel and general costs; and corporate costs. Non-recurring program costs relate primarily to activities in preparation for the start of detailed engineering, including: metallurgical and geotechnical evaluations; project execution planning; the preparation and submission of applications for permit modifications and related studies and other activities; treatment and discharge of water from the Batman pit; and other technical, social, and administrative programs to better position Mt Todd for the start of detailed engineering and design. As these programs advance, additional activities may arise that will require expenditures beyond management’s current estimates. Management expects to fund Vista’s activities during the next twelve months from existing Working Capital.

We are a party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”). Under the ATM Agreement, the Company can, but is not obligated to, issue and sell Common Shares through Wainwright (the “ATM Program”). In connection with the March 2026 Offering, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement unless and until a new prospectus is filed and the expiration of a 90-day lockup period following completion of the March 2026 Offering. However, the ATM Agreement remains in effect. No Common Shares were issued under the ATM Program during the three months ended March 31, 2026.

Potential sources of additional Working Capital may include issuances of Common Shares through public or private offerings; filing of a new prospectus to reestablish availability of the ATM Program; other non-equity sources of project financing; and monetization of Vista’s remaining non-core assets, which include three royalty interests on properties in the U.S. and Canada, and used mill equipment that is being marketed by a third-party mining equipment dealer.

We believe our Working Capital as of March 31, 2026, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned net corporate expenses, Mt Todd holding costs, and other Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q. Should the Company accelerate portions of its Mt Todd development plans, additional equity issuances or other forms of financing will be required to meet Working Capital requirements.

Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd. Our funding strategy is to effectively prioritize activities that support our value realization objectives and, when considered appropriate, issue additional equity or utilize other means of financing. The underlying value and recoverability of the amounts shown as mineral properties and plant and equipment as presented in our Condensed Consolidated Balance Sheets depend on market and industry conditions, our ability to attract sufficient capital resources to execute our strategy, and the ultimate success of our programs to enhance and realize value at Mt Todd.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of March 31, 2026.

Critical Accounting Policies

See “Critical Accounting Estimates and Recent Accounting Pronouncements” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC.

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

We believe that these metrics help investors understand the economics of the Project as presented in the Mt Todd FS. We present the non-U.S. GAAP financial measures for the Project in the tables below. Presentation based on U.S. GAAP may cause results to vary from the amounts disclosed in this report. Other companies may calculate these measures differently.

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

Cash Costs consist of the Project’s operating costs, refining costs, the Jawoyn Royalty, and the Wheaton Royalty. The sum of these costs is divided by the corresponding ounces of gold produced or tonnes processed to determine Cash Cost per ounce or per tonne processed metrics, respectively.

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

Capital Efficiency consists of initial capital expenditures divided by the ounces of gold produced.

Benefit to Cost Ratio consists of the after-tax NPV5% of project cash flows divided by initial capital.

The following table presents the calculations used to determine the non-U.S. GAAP financial measures presented in the report.

	Units	Years 1-15	Life of Mine (30 Years)
Gold Produced	koz	2,298	4,368
Tonnes processed	kt	77,512	157,445

Mining Costs	$ millions	$ 1,433	$ 2,606
Processing Costs	$ millions	1,372	2,774
Site General and Administrative Costs	$ millions	162	328
Jawoyn Royalty	$ millions	172	328
Wheaton Royalty(1)	$ millions	65	115
Refining Cost	$ millions	11	22
Cash Costs	$ millions	3,216	6,172
Sustaining Capital	$ millions	144	376
AISC	$ millions	$ 3,330	$ 6,548

Per Ounce Produced ($ ÷ Gold Produced):
Mining Cost	$/oz	$ 623	$ 597
Processing Cost	$/oz	597	635
Site General and Administrative Costs	$/oz	70	75
Jawoyn Royalty	$/oz	75	75
Wheaton Royalty(1)	$/oz	28	26
Refining Cost	$/oz	5	5
Cash Costs	$/oz	$ 1,399	$ 1,413
Sustaining Capital	$/oz	50	86
AISC	$/oz	$ 1,449	$ 1,499

	Units	Initial Capital	Sustaining Capital
Capital Costs	$ millions	$ 425	$ 442
Total Gold Produced(2)	koz	4,554	4,554
Capital Efficiency	$/oz	$ 93	$ 97

After-tax NPV5%	$ millions		$1,060
Initial Capital	$ millions		$ 425
Benefit to Cost Ratio	$ millions		2.5
(1)	The Wheaton Royalty is at an initial rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The values as presented represent a 1.13% Wheaton Royalty.
(2)	Total Gold Produced includes ounces produced during the 30-year life of mine plus three years of reprocessing of heap leap pad material as self-funding reclamation.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

During the quarter, the Company continued to advance the Mt Todd Gold Project toward development by commencing the process of seeking permit modification approvals, hiring a significant part of the core project management team, and progressing key pre-development optimization in line with recommendations outlined in the Mt Todd FS.

The Company filed its first applications for permit modifications, is finalizing other applications, and has initiated studies to provide supporting documentation for others.

Since the start of the year, we have hired four project management team members to be based in Perth and an approvals manager based in Darwin. We have increased our corporate capacity in the areas of projects/technical services, external relations/social performance, legal, and administration/finance/market relations. We are currently recruiting an Australian-based managing director who will be responsible for delivering the Mt Todd project.

A comprehensive metallurgical test program that will evaluate new core obtained from drilling completed in late 2025 and early 2026 is about to begin at ALS facilities in Balcatta, Western Australia. This program is designed to optimize grind size and gold recoveries and generate additional metallurgical data that will provide critical inputs for the detailed engineering and design of the process plant. Results from the test program are expected in the third quarter of 2026.

In addition, the Company commenced a geotechnical program, with a drill rig and contractor personnel now on site. The results of this comprehensive geotechnical assessment are expected to support optimization of the current open pit design, including favorable changes to the slope of the pit wall on the west side of the pit with potential improvements to the stripping ratio of the current pit.

The recently concluded wet season in the NT saw approximately 50% more rainfall at Mt Todd than is recorded in a normal wet season. Regionally, the NT experienced considerable flooding as a result of unusually heavy rain received in March. The Company experienced only minor road damage and debris accumulation at the site with no accidents related to the flooding and road closures. The excessive rains resulted in greater accumulation of water in the Batman pit and tailings storage facility. The Company is pumping water from the tailings facility and has filed an application to treat the water in the Batman pit later this year and to commence discharging treated water, as it has in past years, during the next wet season.

Vista expects to incur expenditures of approximately $3,900 for its Mt Todd site management, development and environmental stewardship activities and $7,100 for non-recurring project program costs for the ensuing 12 months following March 31, 2026.

All scientific and technical information in this Management’s Discussion and Analysis has been reviewed and approved by Jeff Dang, Vista’s Executive General Manager Projects and Technical Services, and designated Qualified Person (“QP”) as defined by S-K 1300 and NI 43-101.

Certain U.S. Federal Income Tax Considerations

Vista believes it is possible the Company may be classified as a “passive foreign investment company” (“PFIC”) as defined under Section 1297 of the U.S. Internal Revenue Code of 1986, as amended, in recent years and expects to continue to be a PFIC in the future. Current and prospective United States shareholders should consult their tax advisors as to the tax consequences of PFIC classification and the U.S. federal tax treatment of PFICs. Additional information on this matter is included in Vista’s Annual Report on Form 10-K for the year ended December 31, 2025, under “Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Certain United States Federal Income Tax Considerations for U.S. Residents.”

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

Operations

●	Our belief that Mt Todd is a development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	the potential for development of a smaller, lower capital cost project at Mt Todd as defined in the Mt Todd FS;
●	our belief that the Study reduces development and operational risks by incorporating the use of contract mining, third-party power generation, and other practices to reduce development and operational risks;
●	our belief that the 15,000 tpd design provides opportunities for future expansion of the processing plant;

●	our belief that the Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	our estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation of Mt Todd’s environmental, social, and economic impacts;
●	our belief that continued progress at the Mt Todd gold project outlines a pathway to initiate detailed engineering and design in 2027;
●	our expectation that initiating detailed engineering and design is a milestone that could initiate a period of approximately 27-months for design, construction, and commissioning;
●	our intention that our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project;
●	our plan to recruit an Australian-based managing director who will be responsible for delivering the Mt Todd project;
●	our anticipation that the approval of permit modifications will be achieved in 2027;
●	our belief that results from the metallurgical test program are expected in the third quarter of 2026;
●	the potential for the geotechnical review, with planned drilling around the Batman pit to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves;
●	our plan to begin building the project development team later in 2026;
●	our belief that the results of the comprehensive geotechnical assessment are expected to support optimization of the current open pit design, including favorable changes to the slope of the pit wall on the west side of the pit with potential improvements to the stripping ratio of the current pit;
●	our belief that additional activities may arise that will require expenditures beyond management’s current estimates;
●	our expectation of funding Vista’s activities during the next twelve months from existing Working Capital;
●	our belief that our working capital as of March 31, 2026, together with other potential future sources of financing and sales of non-core assets, will be sufficient to fund our currently planned net corporate expenses, Mt Todd holding costs, and other Mt Todd programs for at least one year from the date of issuance of this quarterly report on Form 10-Q;
●	our belief that should the Company accelerate portions of its Mt Todd development plans, additional equity issuances or other forms of financing will be required to meet Working Capital requirements;
●	our belief that the outcome of the remaining Mexico tax case cannot be estimated at this time;
●	our belief that Vista’s long-term viability depends upon our ability to realize value from our principal asset, Mt Todd;
●	our estimate that net recurring expenditures will be approximately $8,600 for recurring expenditures and approximately $7,100 for non-recurring project program costs in the 12 months following March 31, 2026;
●	our expectation that Vista will incur approximately $3,900 for its Mt Todd site management, development, and environmental stewardship activities and $7,100 for non-recurring project program costs for the ensuing 12 months following March 31, 2026;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees, and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	technical and operational feasibility and the economic viability of deposits;
●	our ability to obtain, renew or maintain the necessary licenses, authorizations and permits for Mt Todd, including its development plans and operating activities;
●	market conditions supporting a decision to develop Mt Todd;
●	delays in project development activities necessary for commencement of construction at Mt Todd;
●	our reliance on third-party power generation and contract mining for the construction and operation of Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	the success of any future joint ventures, partnerships, and other arrangements relating to our properties;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;

●	potential challenges to the title to our mineral properties;
●	events or changes in conditions may affect land use authorizations;
●	opposition to construction or operation of Mt Todd;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	lack of adequate insurance to cover potential liabilities;
●	the lack of cash dividend payments by us;
●	our history of losses from operations;
●	our ability to attract, retain, and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	our ability to consummate a strategic transaction, obtain a development partner, or secure other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	general economic conditions adverse to Mt Todd development or operation;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	evolving corporate governance and public disclosure regulations;
●	intense competition in the mining industry;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	potential unfavorable outcome of Mexico tax litigation;
●	fluctuation in foreign currency values;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;

●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, recoverability of metal in the mining process, and other relevant factors;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended March 31, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 7 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC and Canadian securities regulatory authorities in March 2026. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended March 31, 2026, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended March 31, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Jeff Dang
23.2*	Consent of Mining Plus Australia Pty Limited
23.3*	Consent of Tetra Tech
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three months ended March 31, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: April 30, 2026	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: April 30, 2026	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer