Form 10-Q
period 2026-06-30
VISTA GOLD CORP
filed 2026-07-29
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 145,971,346 common shares, without par value, outstanding as of July 24, 2026.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended June 30, 2026

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	June 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$49,536	$13,622
Other current assets	440	526
Total current assets	49,976	14,148

Non-current assets:
Mineral properties (Note 3)	1,070	1,070
Plant and equipment, net (Note 4)	1,206	986
Other non-current assets	69	69
Total non-current assets	2,345	2,125
Total assets	$52,321	$16,273

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$328	$230
Accrued liabilities and other (Note 5)	1,133	861
Total current liabilities	1,461	1,091

Non-current liabilities:
Other liabilities	95	75
Total non-current liabilities	95	75
Total liabilities	1,556	1,166

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2026 - 145,971,346 and 2025 - 127,007,520 (Note 6)	524,520	482,760
Accumulated deficit	(473,755)	(467,653)
Total shareholders’ equity	50,765	15,107
Total liabilities and shareholders’ equity	$52,321	$16,273

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expense:
Exploration, property evaluation and holding costs	$(2,504)	$(1,784)	$(4,158)	$(3,322)
Corporate administration	(846)	(678)	(2,477)	(1,976)
Depreciation and amortization	(67)	(23)	(103)	(45)
Total operating expense	(3,417)	(2,485)	(6,738)	(5,343)

Non-operating income (loss):
Interest income	466	140	651	309
Other loss, net	(6)	(11)	(15)	(30)
Total non-operating income	460	129	636	279

Loss before income taxes	(2,957)	(2,356)	(6,102)	(5,064)
Net loss	$(2,957)	$(2,356)	$(6,102)	$(5,064)

Basic:
Weighted average number of shares outstanding	145,971,346	124,931,351	138,824,189	124,405,109
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Diluted:
Weighted average number of shares outstanding	145,971,346	124,931,351	138,824,189	124,405,109
Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at April 1, 2025	124,555,502	$478,444	$(462,862)	$15,582
Shares issued, net of offering costs	575,000	552	—	552
Stock-based compensation	—	119	—	119
Net loss	—	—	(2,356)	(2,356)
Balances at June 30, 2025	125,130,502	$479,115	$(465,218)	$13,897

Balances at April 1, 2026	145,971,346	$524,161	$(470,798)	$53,363
Stock-based compensation	—	359	—	359
Net loss	—	—	(2,957)	(2,957)
Balances at June 30, 2026	145,971,346	$524,520	$(473,755)	$50,765

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	975,000	821	—	821
Shares issued (RSUs vested, net of shares withheld)	603,491	(245)	—	(245)
Stock-based compensation	—	478	—	478
Net loss	—	—	(5,064)	(5,064)
Balances at June 30, 2025	125,130,502	$479,115	$(465,218)	$13,897

Balances at January 1, 2026	127,007,520	$482,760	$(467,653)	$15,107
Shares issued, net of offering costs	17,940,000	42,006	—	42,006
Shares issued (RSUs vested, net of shares withheld)	1,023,826	(1,048)	—	(1,048)
Stock-based compensation	—	802	—	802
Net loss	—	—	(6,102)	(6,102)
Balances at June 30, 2026	145,971,346	$524,520	$(473,755)	$50,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,102)	$(5,064)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	103	45
Stock-based compensation	802	478
Change in working capital account items:
Other current assets	86	238
Accounts payable, accrued liabilities and other	390	188
Net cash used in operating activities	(4,721)	(4,115)
Cash flows from investing activities:
Additions to plant and equipment	(323)	(50)
Capitalized mineral property development costs	—	(150)
Net cash used in investing activities	(323)	(200)
Cash flows from financing activities:
Proceeds from March 2026 equity financing	44,850	—
Payment of underwriting and offering costs	(2,844)	—
Proceeds from At-the-Market equity financings, net	—	821
Payment of taxes from withheld shares	(1,048)	(245)
Net cash provided by financing activities	40,958	576

Net increase (decrease) in cash and cash equivalents	35,914	(3,739)
Cash and cash equivalents, beginning of period	13,622	16,950
Cash and cash equivalents, end of period	$49,536	$13,211

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At June 30, 2026	At December 31, 2025
Mt Todd, Australia	$1,070	$1,070

Vista acquired Mt Todd in March 2006. Since then, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities.

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $nil and $150 in the six months ended June 30, 2026 and 2025, respectively. See Note 7 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	June 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$6,601	$5,395	$1,206	$6,324	$5,338	$986
Corporate, United States	303	303	—	303	303	—
	$6,904	$5,698	$1,206	$6,627	$5,641	$986

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at June 30, 2026 and December 31, 2025:

	At June 30, 2026	At December 31, 2025
Accrued accounts payable	$343	$159
Accrued employee compensation and benefits	790	702
	$1,133	$861

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

Vista is party to an at-the-market offering agreement (the “ATM Agreement”) with H. C. Wainwright & Co., LLC (“Wainwright”), under which the Company has the right, but is not obligated, to issue and sell Common Shares through Wainwright (the “ATM Program”). In connection with the March 2026 Offering, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make sales of Common Shares pursuant to the ATM Agreement unless and until a new prospectus is filed.

During the three and six months ended June 30, 2026, the Company did not make any sales under the ATM Program. During the three and six months ended June 30, 2025, the Company realized net proceeds of $552 and $821, respectively, under the ATM Program. At the time the ATM Agreement was suspended, $3,379 remained available under the ATM Program.

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

Stock-based compensation expense was:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
RSUs	$359	$119	$538	$227
DSUs	—	—	264	251
	$359	$119	$802	$478

As of June 30, 2026, the unrecognized compensation expense for awarded RSUs was $1,759, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(326,083)	0.36
Vested	(959,921)	0.39
Unvested - December 31, 2025	2,491,669	$0.33
Granted	1,455,000	1.84
Vested	(1,501,339)	0.26
Unvested - June 30, 2026	2,445,330	$1.27

During the six months ended June 30, 2026 and 2025, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $1,048 and $245, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the six months ended June 30, 2026, the Board granted 128,000 DSUs and the Company recognized $264 in DSU expense. During the six months ended June 30, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - December 31, 2025	2,025,000	$0.57
Granted	128,000	2.06
Outstanding - June 30, 2026	2,153,000	$0.66

Weighted Average Common Shares

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Common Shares	145,971,346	124,931,351	138,824,189	124,405,109
Diluted Common Shares	145,971,346	124,931,351	138,824,189	124,405,109

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three and six months ended June 30, 2026 and 2025, respectively.

7. Commitments and Contingencies

Mt Todd Site

The Mt Todd site was not reclaimed by the predecessor owners when the mine closed in 2000. Reclamation obligations associated with the period before Vista’s purchase of Mt Todd are presently the responsibility of the Government of the Northern Territory, Australia (the “NT Government”). Vista may, but is not obligated to, give notice to the NT Government that it wishes to commence mining activities at Mt Todd. As a result of any such notice by the Company, the NT Government will transfer to Vista a) certain assets upon terms and conditions to be agreed or determined by an independent valuer and b) the historical rehabilitation liabilities that are presently the responsibility of the NT Government. The historical rehabilitation liabilities to be transferred to Vista were stated by the NT Government at approximately A$73 million in January 2024.

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

Mexico

In August 2024, an assessment was issued by the Mexican tax authorities, known as the Servicio de Administración Tributaria (“SAT”), to the Company’s Mexican subsidiary, Minera Gold Stake (“MGS”). The assessment disallowed the tax basis of certain mineral properties that was established by MGS in 2012 and subsequently utilized to offset taxable income in subsequent years and other deductions taken in 2012 that the SAT concluded should have been deducted over multiple years. In response, MGS filed suit in the Tax Court in the State of Mexico in October 2024. In September 2025, the court ruled in favor of MGS in its suit brought against the SAT on these matters and there is no remaining legal remedy available to the SAT against the court’s decision. In a related matter, the Tax Court ruled in favor of MGS in April 2026 in regard to the SAT case associated with MGS’s utilization of the 2012 deductions in 2020. Thereafter, the SAT subsequently filed an appeal to the Tax Court’s decision. Management believes that the September 2025 and April 2026 rulings support the position of MGS for recognition of the deductions utilized to offset 2020 taxable income related to the sale of the Guadalupe de los Reyes project. However, the outcome of the SAT appeal relating to this remaining case is uncertain, and no estimate of potential loss can be made at this time.

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

We reported no revenues during the three and six months ended June 30, 2026 and 2025. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

The following table reports segment results during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Australia segment operating income (expense):
Employee compensation	$(1,196)	$(556)	$(1,990)	$(1,100)
2025 feasibility study and related costs	—	(850)	—	(1,589)
Drilling and related costs	—	—	—	(24)
Capitalized development costs	—	—	—	150
Project programs	(755)	(129)	(939)	(181)
Site holding	(143)	(81)	(412)	(257)
Administrative & other	(307)	(93)	(456)	(178)
Consulting & contract services	(45)	(37)	(125)	(64)
Power	(58)	(38)	(236)	(79)
Depreciation and amortization	(67)	(23)	(103)	(45)
Australia segment operating income (loss)	(2,571)	(1,807)	(4,261)	(3,367)

Reconciliation to operating income (loss)
Corporate administration	(846)	(678)	(2,477)	(1,976)
Total operating income (expense), net	(3,417)	(2,485)	(6,738)	(5,343)

Non-operating income:
Interest income	466	140	651	309
Other income (expense)	(6)	(11)	(15)	(30)
Total non-operating income	460	129	636	279

Net income (loss)	$(2,957)	$(2,356)	$(6,102)	$(5,064)

Australia segment expenditures: mineral property and capital assets	$323	$16	$323	$200

			At June 30, 2026	At December 31, 2025
Australia segment long-lived assets			$2,276	$2,056

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

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

The Company completed a new Mt Todd feasibility study in July 2025 that focused on developing a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “Mt Todd FS” or the “Study”). The Mt Todd FS significantly decreased the initial capital, prioritized ore grade over tonnes, delivered stable gold production over the extended life of the project, and provided a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations.

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

The Company continues to advance its Mt Todd gold project and expects to initiate detailed engineering and design in 2027. Commencement of this work is expected to mark the beginning of an approximately 27-month period encompassing detailed engineering, construction, and commissioning.

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

We are actively engaged with consultants, regulators, and stakeholders to obtain permit modifications. Some modifications have already been submitted, the first authorizations already granted, and programs to support other submissions are in progress. We expect certain additional approvals to be granted in the second half of 2026 with final approvals anticipated in 2027.

We have started building our executive leadership and project development teams in Australia. Our executive team will be based in Perth and the project development team will be assigned to the Northern Territory, with some roles operating on a fly-in, fly-out basis. We have increased our corporate capacity in the areas of projects/technical services, external relations/social performance, legal, and permitting. We are continuing to recruit executive and project development team members to further strengthen our project execution capabilities in Australia.

We are completing pre-development optimizations in line with the recommendations presented in the Mt Todd FS. Metallurgical testing to optimize grind size and gold recoveries and provide data for the optimal selection and sizing of equipment for the process plant is in progress; initial results are in line with our expectations. A geotechnical review is also in progress, with drilling and geotechnical mapping in the Batman pit nearing completion. This program is designed to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves.

The Company is also advancing several programs in preparation for construction. The initial phase of a dewatering program is underway at the Batman pit and the tailings storage facility; additional phases are planned to begin later this year. We have also completed refinements to the site layout design, are planning tailings storage facility pre-design field investigations, and continue project execution planning.

Mt Todd Feasibility Study Highlights

The Study, which focused on a smaller initial, but scalable project resulted in a significant reduction in initial capital and has been adopted as the basis for the Company’s plans to develop Mt Todd on a standalone basis.

●Average annual gold production of 153,000 ounces during years 1-15 and 146,000 over the 30-year life of mine
●	Average ore grade of 1.04 grams gold per tonne (“g Au/t”) over the first 15 years of operations and 0.97 g Au/t over the life of mine
●	Life of mine average gold recovery of 88.5% from 3-stage crush, single-stage sort, 2-stage grind, and carbon-in-leach (CIL) recovery circuit
●	After-tax NPV5% of $1.1 billion, internal rate of return of 27.8%, and 2.7 year payback at a $2,500 per ounce gold price
●	After-tax free cash flow at a $2,500 per ounce gold price of $1.6 billion for first 15 years of commercial operations
●	Initial capital requirements of $425 million, a 59% reduction from the 2024 FS (as defined below)
-Capital Efficiency: $93 per ounce (initial capital : total ounces of gold produced)
-	Benefit to Cost Ratio of 2.5 (NPV5% : initial capital)
●	All-in Sustaining Cost (“AISC”) of $1,449 per ounce during years 1-15 and $1,499 per ounce during years 1-30

Notes to investors:

(1)	Proven and Probable Mineral Reserves are estimated in accordance with S-K 1300 and NI 43-101 (each as defined below).
(2)	See “Item 1. Business – Cautionary Note to Investors Regarding Estimates of Measured, Indicated and Inferred Resources and Proven and Probable Mineral Reserves” in the Company’s annual report on Form 10-K, filed March 11, 2026, for additional information.
(3)	Capital efficiency, benefit to cost ratio, and AISC per ounce are non-U.S. GAAP financial measures; see “Non-U.S. GAAP Financial Measures” for additional disclosure.

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

A companion technical report titled “NI 43-101 Technical Report, Mt Todd Gold Project, 15 ktpd Feasibility Study, Northern Territory Australia” with an effective date of July 29, 2025 (the “NI 43-101 Report”) for Canadian purposes was prepared in accordance with Canadian National Instrument 43-101 – Standards of Disclosure for Mineral Projects (“NI 43-101”) and filed on SEDAR+ at www.sedarplus.ca on September 11, 2025. The NI 43-101 Report is referenced herein for informational purposes only. The Mineral Resources and Mineral Reserves for the NI 43-101 Report are the same as the Mineral Resources and Mineral Reserves for the S-K 1300 Report.

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

Results from Operations

Summary

Cash totaled $49,536 and working capital was $48,515 at June 30, 2026. See “Liquidity and Capital Resources”. The Company had no debt as of June 30, 2026.

Consolidated net loss for the three months ended June 30, 2026 and 2025 was $2,957 and $2,356, or $0.02 and $0.02 per basic share, respectively. Consolidated net loss for the six months ended June 30, 2026 and 2025 was $6,102 and $5,064, or $0.04 and $0.04 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $2,504 and $1,784 for the three months ended June 30, 2026 and

2025, respectively; and $4,158 and $3,322 for the six months ended June 30, 2026 and 2025, respectively. The increase in

2026 for the comparable three and six-month periods was primarily attributable to the addition of executive and project management team members in Australia and higher power costs due to water management pumping requirements, partially offset by lower project program costs in 2026 compared to the prior year which included work on the Mt Todd FS.

Corporate administration

Corporate administration costs were $846 and $678 during the three months ended June 30, 2026 and 2025; and $2,477 and $1,976 for the six months ended June 30, 2026 and 2025, respectively. Expenses in the comparable three and six-month periods were higher because of additional legal, consulting, and board costs to support increasing pre-development activities at Mt Todd.

Non-operating income and expenses

Interest income

Interest income was $466 and $140 for the three months ended June 30, 2026 and 2025, respectively; and $651 and $309 for the six months ended June 30, 2026 and 2025, respectively. The increase in the comparable three and six-month periods was due to higher invested cash balances following the March 2026 Offering, partially offset by lower short-term investment yields.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $4,721 and $4,115 for the six months ended June 30, 2026 and 2025, respectively. The increase in operating cash outflows largely resulted from higher 2026 expenditures for corporate expenses and additional personnel in Australia.

Investing activities

Net cash used in investing activities was $323 and $200 for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities in 2026 was for purchases of office and site assets. Cash used in investing activities in 2025 was for expenditures for capitalized development costs and purchases of plant and equipment.

Financing activities

During the six months ended June 30, 2026 and 2025, net cash of $40,958 and $576, respectively, was provided by financing activities. Cash provided by financing activities during the six months ended June 30, 2026 was $44,850 of proceeds from the March 2026 Offering, partially offset by $2,844 of underwriting and offering costs associated with the March 2026 Offering and payments of $1,048 for employee withholding taxes in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the six months ended June 30, 2025 was $821 of net proceeds under the ATM Program (as defined below) offset by payments of $245 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

Vista's capital resources consist primarily of cash and cash equivalents. As of June 30, 2026, the Company had cash and cash equivalents of $49,536, working capital of $48,515 and no outstanding debt. Information regarding other commitments, contingencies and contractual arrangements that may affect the Company's liquidity and capital resources is included in the accompanying notes to the unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2026.

The Company's short-term liquidity requirements consist primarily of expenditures related to advancing the Mt Todd gold project, including engineering and technical studies, optimization activities, permitting and environmental compliance, corporate development activities and general corporate and administrative expenses. During the remainder of 2026 and into 2027, the Company expects to continue advancing Mt Todd toward detailed engineering and design while maintaining the flexibility to adjust the timing and scope of discretionary expenditures based on available capital, project priorities and market conditions. The Company expects to fund these activities from existing cash resources.

The Company's long-term liquidity requirements are expected to increase as it advances Mt Todd. These requirements are expected to include costs associated with building the owner's team, front-end and detailed engineering and design, early works, procurement, construction, commissioning, working capital, reclamation financial assurance and other costs associated with developing the project. The capital required to construct Mt Todd would be substantially greater than the Company's current financial resources and will require one or more sources of project financing, including debt, equity, strategic investments, royalty or streaming transactions and other financing alternatives. There can be no assurance that such financing will be available on acceptable terms, or at all.

The Company periodically evaluates opportunities to strengthen its financial position and enhance shareholder value through capital markets transactions and strategic alternatives. Future financing activities will depend on a variety of factors, including market conditions, the results of ongoing engineering and technical work, permitting progress, the gold price environment, and the availability of financing from project finance and equity markets or strategic partners.

The Company’s plans at Mt Todd over the next year include advancing engineering, technical studies, permitting, select early works, and corporate activities supporting project financing and development planning. For the twelve-month period following June 30, 2026, the Company estimates cash expenditures of approximately $14,300 for recurring operating activities and approximately $13,900 for non-recurring project activities and capital expenditures. The Company expects to fund these expenditures from existing cash resources. Actual expenditures may differ from these estimates due to changes in project priorities, technical results, permitting progress, market conditions, financing activities and other factors affecting the Company's business and development plans.

Management believes the Company's existing cash resources are sufficient to fund its currently planned activities for at least the next twelve months. The timing and scope of activities beyond that period, including commencement of detailed engineering and design and any decision to proceed with construction, will depend on the Company's ability to secure the necessary project financing and the Board of Directors' determination that development of Mt Todd is in the best interests of the Company and its shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of June 30, 2026.

Critical Accounting Policies

See “Critical Accounting Estimates and Recent Accounting Pronouncements” under Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the United States Securities and Exchange Commission (“SEC”).

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

Cash Costs per ounce of gold produced and AISC per ounce of gold produced are non-U.S. GAAP metrics developed by the World Gold Council intended to improve transparency into the costs associated with producing gold and provide a standard for comparison across the industry. The Company reports Cash Costs and AISC on a per ounce basis because we believe this metric appropriately reflects production costs over specified periods and the life of mine. The Company reports on Capital Efficiency and Benefit to Cost Ratio because these metrics provide a standard measurement of initial capital efficiency. Similar metrics are used in the gold mining industry as comparative benchmarks of performance.

Cash Costs consist of the Project’s operating costs, refining costs, the Jawoyn Royalty, and the Wheaton Royalty. The sum of these costs is divided by the corresponding ounces of gold produced to determine the Cash Cost per ounce metric.

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

Capital Efficiency consists of initial capital expenditures divided by the ounces of gold produced.

Benefit to Cost Ratio consists of the after-tax NPV5% of project cash flows divided by initial capital.

The following table presents the calculations used to determine the non-U.S. GAAP financial measures presented in the report.

	Units	Years 1-15	Life of Mine (30 Years)
Gold Produced	koz	2,298	4,368
Tonnes processed	kt	77,512	157,445

Mining Costs	$ millions	$ 1,433	$ 2,606
Processing Costs	$ millions	1,372	2,774
Site General and Administrative Costs	$ millions	162	328
Jawoyn Royalty	$ millions	172	328
Wheaton Royalty(1)	$ millions	65	115
Refining Cost	$ millions	11	22
Cash Costs	$ millions	3,216	6,172
Sustaining Capital	$ millions	144	376
AISC	$ millions	$ 3,330	$ 6,548

Per Ounce Produced ($ ÷ Gold Produced):
Mining Cost	$/oz	$ 623	$ 597
Processing Cost	$/oz	597	635
Site General and Administrative Costs	$/oz	70	75
Jawoyn Royalty	$/oz	75	75
Wheaton Royalty(1)	$/oz	28	26
Refining Cost	$/oz	5	5
Cash Costs	$/oz	$ 1,399	$ 1,413
Sustaining Capital	$/oz	50	86
AISC	$/oz	$ 1,449	$ 1,499

	Units	Initial Capital	Sustaining Capital
Capital Costs	$ millions	$ 425	$ 442
Total Gold Produced(2)	koz	4,554	4,554
Capital Efficiency	$/oz	$ 93	$ 97

After-tax NPV5%	$ millions		$1,060
Initial Capital	$ millions		$ 425
Benefit to Cost Ratio	$ millions		2.5
(1)	The Wheaton Royalty is at an initial rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The values as presented represent a 1.13% Wheaton Royalty.
(2)	Total Gold Produced includes ounces produced during the 30-year life of mine plus three years of reprocessing of heap leach pad material as self-funding reclamation.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

The Company continued to move the Mt Todd Gold Project toward development by advancing permit modification approvals, continuing to build executive project execution capabilities, and progressing key pre-development optimizations in line with recommendations outlined in the Mt Todd FS.

In the first quarter, the Company filed its initial applications for permit modifications, and in the second quarter, the Company finalized other applications, and initiated studies to provide supporting documentation for others.

We have started building our executive leadership and project development teams in Australia. Our executive team will be based in Perth and the project development team will be assigned to the NT, with some roles operating on a fly-in, fly-out basis. We have increased our corporate capacity in the areas of projects/technical services, external relations/social performance, legal, and permitting. We are continuing to recruit executive and project development team members to further strengthen our project execution capabilities in Australia.

A comprehensive metallurgical test is under way at the ALS facilities in Balcatta, Western Australia. This program is designed to optimize grind size and gold recoveries and generate additional metallurgical data that will provide critical inputs for the detailed engineering and design of the process plant. Results from the test program are expected in the third quarter of 2026.

A geotechnical review is also in progress, with drilling and geotechnical mapping in the Batman pit nearing completion. The program is designed to assess the opportunity to steepen the west pit wall, reduce stripping and potentially convert additional mineral resources to mineral reserves.

The Company is also advancing several programs in preparation for construction. The initial phase of a dewatering program is underway at the Batman pit and the tailings storage facility; additional phases are planned to begin later this year. We have also completed refinements to the site layout design, are planning tailings storage facility pre-design field investigations, and continue project execution planning.

The 2025-26 wet season in the NT saw approximately 50% more rainfall at Mt Todd than is recorded in a normal wet season. The excessive rains resulted in greater accumulation of water in the Batman pit and tailings storage facility. The Company has filed an application to treat the water in the Batman pit later this year and to commence discharging treated water, as it has in past years, during the next wet season.

Vista expects to incur expenditures of approximately $9,700 for its recurring operating activities for Mt Todd site management, development and environmental stewardship and $13,900 for non-recurring project program costs for the ensuing 12 months following June 30, 2026.

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

Operations

●	Our belief that Mt Todd is a development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	the potential for development of a smaller, lower capital cost project at Mt Todd as defined in the Mt Todd FS;
●	our belief that the Study reduces development and operational risks by incorporating the use of contract mining, third-party power generation, and other practices to reduce development and operational risks;

●	our belief that the 15,000 tpd design provides opportunities for future expansion of the processing plant;
●	our belief that the Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	our estimates of future operating and financial performance;
●	future exploration plans;
●	our expectation of Mt Todd’s environmental, social, and economic impacts;
●	our expectation of initiating detailed engineering and design in 2027;
●	our expectation that initiating detailed engineering and design will mark the beginning of an approximately 27-month period encompassing design, construction, and commissioning;
●	our intention that our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project;
●	our expectation of certain additional approvals to be granted in the second half of 2026 with final approvals anticipated in 2027;
●	our belief that results from the initial metallurgical test results are in line with our expectations;
●	our expectation to continue advancing Mt Todd toward detailed engineering and design during the remainder of 2026 and into 2027 and our expectation of funding Vista’s activities from existing cash resources;
●	our belief that the Company's long-term liquidity requirements are expected to increase as it advances Mt Todd including costs associated with building the owner's team, front-end and detailed engineering and design, early works, procurement, construction, commissioning, working capital, reclamation financial assurance and other costs associated with developing the project;
●	our belief that the capital required to construct Mt Todd would be substantially greater than the Company's current financial resources and will require one or more sources of project financing, including debt, equity, strategic investments, royalty or streaming transactions and other financing alternatives;
●	our belief that future financing activities will depend on a variety of factors, including market conditions, the results of ongoing engineering and technical work, permitting progress, the gold price environment and the availability of financing from project finance and equity markets or strategic partners;
●	our plans at Mt Todd over the next year including advancing engineering, technical studies, permitting, select early works, and corporate activities supporting project financing and development planning;
●	our belief that our cash resources as of June 30, 2026, are sufficient to fund its currently planned activities for at least the next twelve months;
●	our belief that timing and scope of activities beyond that twelve month, including commencement of detailed engineering and design and any decision to proceed with construction, will depend on the Company's ability to secure the necessary project financing and the Board of Directors' determination that development of Mt Todd is in the best interests of the Company and its shareholders;
●	our belief that the outcome of the remaining Mexico tax case cannot be estimated at this time;
●	our belief that results from the metallurgical test program are expected in the third quarter of 2026;
●	our estimate that overall cash expenditures for the twelve-month period following June 30, 2026, will be approximately $14,300 for recurring operating activities and approximately $13,900 for non-recurring project activities and capital expenditures;

●	our expectation that Vista will incur expenditures of approximately $9,700 for recurring operating activities for Mt Todd site management, development and environmental stewardship and $13,900 for non-recurring project program costs for the ensuing 12 months following June 30, 2026;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees, and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	delays in project development activities necessary for commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	water management requirements and extreme rainfall at Mt Todd could increase project costs, delay project development, and adversely affect our business;
●	our ability to obtain, renew, or maintain the necessary licenses, authorizations, and permits for Mt Todd, including its development plans and operating activities;
●	events or changes in conditions may affect land use authorizations;
●	technical and operational feasibility and the economic viability of deposits;
●	opposition to construction or operation of Mt Todd;
●	market conditions supporting a decision to develop Mt Todd;
●	our reliance on third-party power generation and contract mining for the construction and operation of Mt Todd;
●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;

●	whether our acquisition, exploration, and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	the success of any future joint ventures, partnerships, and other arrangements relating to our properties;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	our history of losses from operations;
●	our ability to attract, retain, and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	intense competition in the mining industry;
●	general economic conditions adverse to Mt Todd development or operation;
●	fluctuation in foreign currency values;
●	our ability to consummate a strategic transaction, obtain a development partner, or secure other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	lack of adequate insurance to cover potential liabilities;
●	potential unfavorable outcome of Mexico tax litigation;
●	evolving corporate governance and public disclosure regulations;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	the lack of cash dividend payments by us;
●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, recoverability of metal in the mining process, and other relevant factors;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part I-Item 1A. Risk Factors”. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended June 30, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 7 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

Except as set forth below under “Water management requirements and extreme rainfall at Mt Todd could increase project costs, delay project development, and adversely affect our business.” there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC and Canadian securities regulatory authorities in March 2026. The risks described in our Annual Report and as otherwise herein are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results.

Water management requirements and extreme rainfall at Mt Todd could increase project costs, delay project development, and adversely affect our business.

Extreme weather events, including periods of above-average rainfall, may increase our development and operating costs, complicate water management activities, delay permitting or development timelines, and adversely impact our business. Mt Todd is subject to seasonal rainfall, and unusually wet conditions can result in increased water accumulation within the Batman pit, tailings storage facility, and other site water management systems. During the 2025–2026 wet season, rainfall at Mt Todd was approximately 50% above historical averages, resulting in greater-than-expected water accumulation and prompting us to pursue additional alternatives for water removal to supplement existing enhanced evaporation systems and an upcoming program to discharge treated water during the next wet season.

If similar or more severe weather conditions occur in the future, we may incur higher costs associated with water management and environmental compliance. Such conditions could also affect the sequencing of development plans for Mt Todd. In addition, delays in obtaining or maintaining necessary approvals for water management activities, or changes in applicable environmental or water management requirements, could further increase costs or delay project advancement. Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, and the development of the Mt Todd project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2011 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended June 30, 2026, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended June 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.01	Certificate of Continuation, previously filed as Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated by reference herein (File No. 1-09025)
3.02	Notice of Articles, previously filed as Exhibit 3.02 to the Company’s Form 10-Q filed with the SEC on April 30, 2026 and incorporated herein by reference (File No. 1-09025)
3.03	Articles, previously filed as Exhibit 3.3 to the Company’s Form 8-K filed with the SEC on June 12, 2013 and incorporated herein by reference (File No. 1-09025)
23.1*	Consent of Jeff Dang
23.2*	Consent of Mining Plus Australia Pty Limited
23.3*	Consent of Tetra Tech
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: July 29, 2026	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: July 29, 2026	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer