Form 10-Q
period 2026-09-30
VISTA GOLD CORP
filed 2026-11-12
CIK 783324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date: 145,971,346 common shares, without par value, outstanding as of November 9, 2026.

VISTA GOLD CORP.

FORM 10-Q

For the Quarter Ended September 30, 2026

PART I

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in U.S. dollars and in thousands)

	September 30,	December 31,
	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$43,469	$13,622
Other current assets	568	526
Total current assets	44,037	14,148

Non-current assets:
Mineral properties (Note 3)	1,070	1,070
Plant and equipment, net (Note 4)	3,543	986
Other non-current assets	69	69
Total non-current assets	4,682	2,125
Total assets	$48,719	$16,273

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$620	$230
Accrued liabilities and other (Note 5)	3,345	861
Total current liabilities	3,965	1,091

Non-current liabilities:
Other liabilities	101	75
Total non-current liabilities	101	75
Total liabilities	4,066	1,166

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common shares, no par value - unlimited shares authorized; shares outstanding: 2026 - 145,971,346 and 2025 - 127,007,520 (Note 6)	524,834	482,760
Accumulated deficit	(480,181)	(467,653)
Total shareholders’ equity	44,653	15,107
Total liabilities and shareholders’ equity	$48,719	$16,273

Approved by the Board of Directors

/s/ Patrick F. Keenan Patrick F. Keenan Director	/s/ John M. Clark John M. Clark Director

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Dollar amounts in U.S. dollars and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expense:
Exploration, property evaluation and holding costs	$(2,540)	$(1,237)	$(6,698)	$(4,559)
Corporate administration (Note 9)	(4,192)	(846)	(6,669)	(2,822)
Depreciation and amortization	(78)	(22)	(181)	(67)
Total operating expense	(6,810)	(2,105)	(13,548)	(7,448)

Non-operating income (loss):
Interest income	434	134	1,085	443
Other income (loss), net	(50)	1,248	(65)	1,218
Total non-operating income	384	1,382	1,020	1,661

Loss before income taxes	(6,426)	(723)	(12,528)	(5,787)
Net loss	$(6,426)	$(723)	$(12,528)	$(5,787)

Basic:
Weighted average number of shares outstanding	145,971,346	125,363,337	141,232,755	124,728,028
Net loss per share	$(0.05)	$(0.01)	$(0.09)	$(0.05)

Diluted:
Weighted average number of shares outstanding	145,971,346	125,363,337	141,232,755	124,728,028
Net loss per share	$(0.05)	$(0.01)	$(0.09)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in U.S. dollars and in thousands)

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at July 1, 2025	125,130,502	$479,115	$(465,218)	$13,897
Shares issued, net of offering costs	808,388	1,391	—	1,391
Shares issued (RSUs vested, net of shares withheld)	38,130	(23)	—	(23)
Stock-based compensation	—	115	—	115
Net loss	—	—	(723)	(723)
Balances at September 30, 2025	125,977,020	$480,598	$(465,941)	$14,657

Balances at July 1, 2026	145,971,346	$524,520	$(473,755)	$50,765
Stock-based compensation	—	314	—	314
Net loss	—	—	(6,426)	(6,426)
Balances at September 30, 2026	145,971,346	$524,834	$(480,181)	$44,653

				Total
	Common		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances at January 1, 2025	123,552,011	$478,061	$(460,154)	$17,907
Shares issued, net of offering costs	1,783,388	2,212	—	2,212
Shares issued (RSUs vested, net of shares withheld)	641,621	(268)	—	(268)
Stock-based compensation	—	593	—	593
Net loss	—	—	(5,787)	(5,787)
Balances at September 30, 2025	125,977,020	$480,598	$(465,941)	$14,657

Balances at January 1, 2026	127,007,520	$482,760	$(467,653)	$15,107
Shares issued, net of offering costs	17,940,000	42,006	—	42,006
Shares issued (RSUs vested, net of shares withheld)	1,023,826	(1,048)	—	(1,048)
Stock-based compensation	—	1,116	—	1,116
Net loss	—	—	(12,528)	(12,528)
Balances at September 30, 2026	145,971,346	$524,834	$(480,181)	$44,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

VISTA GOLD CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in U.S. dollars and in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(12,528)	$(5,787)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	181	67
Stock-based compensation	1,116	593
Change in working capital account items:
Other current assets	(42)	356
Accounts payable, accrued liabilities and other	2,900	130
Net cash used in operating activities	(8,373)	(4,641)
Cash flows from investing activities:
Additions to plant and equipment	(2,738)	(386)
Capitalized mineral property development costs	—	(150)
Net cash used in investing activities	(2,738)	(536)
Cash flows from financing activities:
Proceeds from March 2026 equity financing	44,850	—
Payment of underwriting and offering costs	(2,844)	—
Proceeds from At-the-Market equity financings, net	—	2,212
Payment of taxes from withheld shares	(1,048)	(268)
Net cash provided by financing activities	40,958	1,944

Net increase (decrease) in cash and cash equivalents	29,847	(3,233)
Cash and cash equivalents, beginning of period	13,622	16,950
Cash and cash equivalents, end of period	$43,469	$13,717

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

3. Mineral Properties

Mt Todd, Northern Territory, Australia

The capitalized mineral property values are as follows:

	At September 30, 2026	At December 31, 2025
Mt Todd, Australia	$1,070	$1,070

Vista acquired Mt Todd in March 2006. Since then, the Company has systematically advanced the Project through exploration, metallurgical testing, engineering, environmental/operational permitting activities, and ongoing site management activities.

Mineral resource development costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information about the ore body or converting measured, indicated, and inferred resources to proven and probable reserves. All other property-related costs are expensed as incurred. Capitalized mineral property development costs totaled $nil and $150 in the nine months ended September 30, 2026 and 2025, respectively. See Note 7 for a discussion of commitments and contingencies associated with Mt Todd.

4. Plant and Equipment

	September 30, 2026			December 31, 2025
		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net
Mt Todd, Australia	$9,015	$5,472	$3,543	$6,324	$5,338	$986
Corporate, United States	303	303	—	303	303	—
	$9,318	$5,775	$3,543	$6,627	$5,641	$986

5. Other Current Liabilities

The following table sets forth the Company’s accrued liabilities and other at September 30, 2026 and December 31, 2025:

	At September 30, 2026	At December 31, 2025
Accrued accounts payable	$2,464	$159
Accrued employee compensation and benefits	881	702
	$3,345	$861

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

During the three and nine months ended September 30, 2026, the Company did not make any sales under the ATM Program. During the three and nine months ended September 30, 2025, the Company realized net proceeds of $1,391 and $2,212, respectively, under the ATM Program.

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

Stock-based compensation expense was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
RSUs	$314	$115	$852	$342
DSUs	—	—	264	251
	$314	$115	$1,116	$593

As of September 30, 2026, the unrecognized compensation expense for awarded RSUs was $2,733, which is expected to be recognized over a weighted average period of 1.8 years.

Restricted Share Units

The following table summarizes RSU activity:

		Weighted Average
	Number	Grant-Date Fair
	of RSUs	Value Per RSU
Unvested - December 31, 2024	2,767,673	$0.30
Granted	1,010,000	0.47
Forfeited	(326,083)	0.36
Vested	(959,921)	0.39
Unvested - December 31, 2025	2,491,669	$0.33
Granted	2,286,000	1.93
Forfeited	(218,667)	0.90
Vested	(1,501,339)	0.26
Unvested - September 30, 2026	3,057,663	$1.52

During the nine months ended September 30, 2026 and 2025, the Company withheld Common Shares with an equivalent value to meet employee withholding tax obligations of $1,048 and $268, respectively, which resulted from the vesting of RSUs during these periods.

Deferred Share Units

The DSU Plan provides for granting of DSUs to non-employee directors. DSUs vest immediately; however, the Company will issue one Common Share for each DSU only when the non-employee director ceases to be a director of the Company. During the nine months ended September 30, 2026, the Board granted 128,000 DSUs and the Company recognized $264 in DSU expense. During the nine months ended September 30, 2025, the Board granted 364,000 DSUs and the Company recognized $251 in DSU expense.

The following table summarizes DSU activity:

		Weighted Average
	Number of	Grant-Date Fair
	DSUs	Value per DSU
Outstanding - December 31, 2024	1,661,000	$0.54
Granted	364,000	0.69
Outstanding - December 31, 2025	2,025,000	$0.57
Granted	128,000	2.06
Outstanding - September 30, 2026	2,153,000	$0.66

Weighted Average Common Shares

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Common Shares	145,971,346	125,363,337	141,232,755	124,728,028
Diluted Common Shares	145,971,346	125,363,337	141,232,755	124,728,028

All potentially dilutive Common Shares were considered antidilutive because the Company was in a net loss position for the three and nine months ended September 30, 2026 and 2025, respectively.

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

Proposed Arrangement with Artemis Gold Inc.

See Note 9 for additional information regarding a termination fee or expense reimbursement that would be payable by the Company under certain circumstances in connection with the proposed arrangement with Artemis Gold Inc.

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

We reported no revenues during the three and nine months ended September 30, 2026 and 2025. The geographic location of mineral properties and plant and equipment is provided in Notes 3 and 4, respectively.

The following table reports segment results during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Australia segment operating income (expense):
Employee compensation	$(1,027)	$(514)	$(3,017)	$(1,614)
2025 feasibility study and related costs	—	(398)	—	(1,987)
Drilling and related costs	—	—	—	(24)
Capitalized development costs	—	—	—	150
Project programs	(657)	—	(1,596)	(181)
Site holding	(345)	(123)	(757)	(380)
Administrative & other	(345)	(127)	(801)	(305)
Consulting & contract services	(59)	(34)	(184)	(98)
Power	(107)	(41)	(343)	(120)
Depreciation and amortization	(78)	(22)	(181)	(67)
Australia segment operating income (loss)	(2,618)	(1,259)	(6,879)	(4,626)

Reconciliation to operating income (loss)
Corporate administration	(4,192)	(846)	(6,669)	(2,822)
Total operating income (expense), net	(6,810)	(2,105)	(13,548)	(7,448)

Non-operating income:
Interest income	434	134	1,085	443
Other income (expense)	(50)	1,248	(65)	1,218
Total non-operating income	384	1,382	1,020	1,661

Net income (loss)	$(6,426)	$(723)	$(12,528)	$(5,787)

Australia segment expenditures: mineral property and capital assets	$2,415	$336	$2,738	$536

			At September 30, 2026	At December 31, 2025
Australia segment long-lived assets			$4,613	$2,056

9. Proposed Arrangement with Artemis Gold Inc.

On September 20, 2026, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Artemis Gold Inc. (“Artemis”), pursuant to which Artemis has agreed to acquire all of the issued and outstanding Common Shares of Vista by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

Under the terms of the Arrangement, each outstanding Common Share of Vista, other than shares held by dissenting shareholders and Artemis and its affiliates as provided in the Arrangement Agreement, will be exchanged for 0.0966 of an Artemis common share, subject to the terms of the Arrangement Agreement and the Arrangement. Upon completion of the Arrangement, Vista will become a wholly owned subsidiary of Artemis, and Vista’s shareholders immediately prior to completion are expected to own approximately 5% of the issued and outstanding Artemis common shares on a non-diluted basis.

Completion of the Arrangement is subject to customary closing conditions, including approval by Vista’s shareholders, approval of the Supreme Court of British Columbia, receipt of applicable regulatory and stock exchange approvals, and satisfaction of other conditions specified in the Arrangement Agreement. The Arrangement is currently anticipated to be completed by the end of the first quarter of 2027. The Arrangement Agreement provides for an outside completion date of April 15, 2027, subject to certain extension provisions.

The Arrangement Agreement contains customary representations, warranties, covenants and termination rights. Termination payments that may become payable by Vista are contingent upon the occurrence of specified events as provided by the Arrangement Agreement. Under certain circumstances, Vista may be required to pay Artemis a termination fee of approximately $18,149. In certain circumstances, Vista is contingently obligated to reimburse Artemis for expenses in the amount of $3,000 if shareholder approval of the Arrangement is not obtained or $5,000 if Artemis terminates the Arrangement Agreement as a result of an uncured breach by Vista, provided that under no circumstance shall Vista be obligated to pay an aggregate amount in excess of $18,149.

During the three and nine months ended September 30, 2026, the Company incurred approximately $3,208 and $3,208, respectively, in legal, financial advisory, proxy solicitation and other costs related to the proposed Arrangement. These costs are included in corporate administration in the accompanying unaudited condensed consolidated statements of income (loss). The Company expects to incur additional legal, financial advisory, proxy solicitation and other costs in connection with the Arrangement.

While the Arrangement is pending, Vista continues to conduct its business in the ordinary course, including activities related to the advancement of Mt Todd, subject to the covenants and restrictions set forth in the Arrangement Agreement. If the Arrangement is not completed, the Company will continue to operate as an independent public company and will remain responsible for funding its corporate activities and advancing Mt Todd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026, and the related notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). This discussion and analysis contains forward-looking statements and forward-looking information that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements and information as a result of many factors. See section heading “Note Regarding Forward-Looking Statements” below.

All dollar amounts are in U.S. dollars in thousands, except per share amounts, commodity prices, and currency exchange rates unless specified otherwise.

Overview

Vista Gold Corp. and its subsidiaries (collectively, “Vista,” the “Company,” “we,” “our,” or “us”) operate as a development-stage company in the gold mining industry. Our flagship asset is the Mt Todd Gold Project (“Mt Todd” or the “Project”), a development-stage gold deposit located in Northern Territory, Australia (the “NT”). Mt Todd offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility. Vista does not currently generate cash flows from mining operations.

The Company completed a new Mt Todd feasibility study in July 2025 that evaluated development of a 15,000 tonnes per day (“tpd”), or 5.3 million tonnes per annum (“tpa”), operation (the “Mt Todd FS” or the “Study”). The Mt Todd FS marked a significant shift in the strategy for Mt Todd, prioritizing: lower initial capital, higher ore grade, over throughput tonnes, and stable gold production over the extended life of the project. The Study yielded attractive economic returns and incorporated a fresh perspective for developing the Project using design and operating practices commonly employed by Australian gold operations. The Study does not assume any expansion of the planned mining/processing rate, but the Company believes that the 15,000 tpd design provides opportunities for future expansion of the processing plant.

Our focus for 2026 is to establish the foundation for the successful execution of the Mt Todd project. Priorities included activities leading to permit modification approvals to align existing approved permits with the Mt Todd FS; building an Australia-based team to lead project development; completing pre-development optimizations as recommended in the Mt Todd FS to provide key inputs for detailed engineering and design; and project execution planning. Additional details of our 2026 programs relating to Mt Todd are provided below in the sub-section, “Current Mt Todd Development Activities.” We also are focused on completing the proposed arrangement with Artemis Gold Inc. (“Artemis”)

On March 9, 2026, Vista closed a public offering (the “March 2026 Offering”) for aggregate gross proceeds totaling $44,850, with net proceeds of $42,006, to fund these priorities and other general corporate purposes.

Proposed Arrangement with Artemis Gold Inc.

On September 20, 2026, the Company entered into an arrangement agreement (the “Arrangement Agreement”) with Artemis, pursuant to which Artemis agreed to acquire all of the issued and outstanding common shares of Vista by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).

Under the terms of the Arrangement, each outstanding common share of Vista, other than shares held by dissenting shareholders and Artemis and its affiliates as provided in the Arrangement Agreement, will be exchanged for 0.0966 of an Artemis common share, subject to the terms of the Arrangement Agreement and the Arrangement. Upon completion of the Arrangement, Vista will become a wholly owned subsidiary of Artemis, and Vista’s shareholders immediately prior to completion are expected to own approximately 5% of the issued and outstanding Artemis common shares on a non-diluted basis.

Completion of the Arrangement is subject to customary closing conditions, including approval by Vista’s shareholders, approval of the Supreme Court of British Columbia, receipt of applicable regulatory and stock exchange approvals, and satisfaction of other conditions specified in the Arrangement Agreement. The Arrangement is currently anticipated to be completed by the end of the first quarter of 2027, although the timing and completion of the Arrangement cannot be assured. The Arrangement Agreement provides for an outside date of April 15, 2027, subject to certain extension provisions.

While the Arrangement is pending, Vista continues to conduct its business in the ordinary course, including activities related to the advancement of the Project, subject to the covenants and restrictions set forth in the Arrangement Agreement. If the Arrangement is not completed, the Company will continue to operate as an independent public company and will remain responsible for funding its corporate activities and advancing Mt Todd.

Additional information regarding the Arrangement, including its terms, conditions, termination provisions and the interests of certain directors and executive officers, is included in the preliminary proxy statement and management information and proxy circular dated October 19, 2026 (the “Preliminary Circular”), filed with the U.S. Securities and Exchange Commission (“SEC”) and with the Canadian securities regulatory authorities on SEDAR+ at www.sedarplus.ca.

Important additional information and where to find it

The above information and other information related to the Arrangement in this report on Form 10-Q may be deemed to be solicitation material in respect of the Arrangement involving Vista and Artemis pursuant to the Arrangement Agreement.  The Arrangement will be implemented by way of a plan of arrangement under the Business Corporations Act (British Columbia). In connection with the proposed Arrangement, Vista intends to file relevant materials with the SEC, including a proxy statement in preliminary and definitive form. The preliminary management information and proxy circular dated October 19, 2026 (“Preliminary Circular”), has been filed with the SEC. Promptly after filing the definitive proxy statement, Vista will mail the definitive proxy statement and a proxy card to its shareholders.

INVESTORS AND SECURITY HOLDERS OF VISTA ARE URGED TO READ ALL RELEVANT DOCUMENTS FILED WITH THE SEC, INCLUDING VISTA GOLD’S DEFINITIVE PROXY STATEMENT (WHEN THEY ARE AVAILABLE), BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED ARRANGEMENT AND THE PARTIES TO THE ARRANGEMENT AGREEMENT.

Investors and security holders of Vista are or will be able to obtain these documents (when they are available) free of charge from the SEC’s website at www.sec.gov or free of charge from Vista on its website at www.vistagold.com. The information contained in, or that can be accessed through, Vista’s website is not a part of, or incorporated by reference in this report.

Participants in the solicitation

This report on Form 10-Q does not constitute a solicitation of proxy, an offer to purchase or a solicitation of an offer to sell any securities. Artemis, Vista and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the security holders of Vista in connection with the proposed Arrangement. Information regarding the interests of these directors and executive officers in the proposed Arrangement will be included in the definitive proxy statement referred to above. Security holders may obtain information regarding the names, affiliations and interests of Vista’s directors and executive officers in the Preliminary Circular, which was filed with the SEC on October 19, 2026, under “Arrangement – Interests of Certain Persons or Companies in the Arrangement,“ “Voting Securities and Principal Holders Thereof” and in Vista’s proxy statement in connection with its 2026 Annual Meeting of Shareholders (the “Vista Gold Proxy Statement”), which was filed with the SEC on March 17, 2026, under “Particulars of Matters to be Acted Upon – Election of Directors”, “Executive Officers,” and “Executive Compensation.”  To the extent that holdings of Vista’s securities have changed since the amounts printed in the Preliminary Circular, such changes have been or will be reflected on Statements of Change in Ownership on Form 4 filed with the SEC and in the definitive proxy statement. Additional information regarding the interests of such individuals in the proposed Arrangement will be included in the definitive proxy statement relating to the proposed Arrangement when it is filed with the SEC. These documents (when available) may be obtained free of charge from the SEC’s website at

www.sec.gov, Artemis’ website at www.artemisgoldinc.com and Vista Gold’s website at https://vistagold.com. The contents of the websites and the Preliminary Circular and the Vista Gold Proxy Statement referenced above are not deemed to be incorporated by reference into this report.

Current Mt Todd Development Activities

We are actively engaged with consultants, regulators, and stakeholders to obtain permit modifications. Some modifications have already been submitted, the first authorizations already granted, and programs to support other submissions are in progress. We expect certain additional approvals to be granted in the fourth quarter of 2026 with final approvals anticipated in 2027.

We continued building our executive leadership and project development teams in Australia, including the appointment of a Managing Director effective September 7, 2026. Our executive team is based in Perth and the project development team is expected to be assigned to the Northern Territory, with some roles operating on a fly-in, fly-out basis. We have increased our corporate capacity in the areas of projects/technical services, external relations/social performance, legal, permitting, and financial controls.

We are completing pre-development optimizations in line with the recommendations presented in the Mt Todd FS. Metallurgical testing to optimize grind size and gold recoveries, and to provide data for the optimal selection and sizing of equipment for the process plant is well-advanced. A geotechnical review is nearing completion. Preliminary modelling is complete and lab testing is progressing with results expected later in the fourth quarter of 2026. This program is designed to assess the opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves.

The Company is also advancing several programs in preparation for construction. The initial phase of a dewatering program is underway at the Batman pit and the tailings storage facility; additional phases are planned to be operational in December 2026 and during the first quarter of 2027.

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

Results from Operations

Summary

Cash totaled $43,469 and working capital was $40,072 at September 30, 2026. See “Liquidity and Capital Resources”. The Company had no debt as of September 30, 2026.

Consolidated net loss for the three months ended September 30, 2026 and 2025 was $6,426 and $723, or $0.05 and $0.01 per basic share, respectively. Consolidated net loss for the nine months ended September 30, 2026 and 2025 was $12,528 and $5,787, or $0.09 and $0.05 per basic share, respectively. The principal components of the period-over-period changes are discussed below.

Operating income and expenses

Exploration, property evaluation and holding costs

Exploration, property evaluation and holding costs were $2,540 and $1,237 for the three months ended September 30, 2026 and 2025, respectively; and $6,698 and $4,559 for the nine months ended September 30, 2026 and 2025, respectively. The increase in 2026 for the comparable three-month periods was primarily attributable to costs associated with the addition of executive and project management team members in Australia and higher project program costs in 2026 compared to the prior year. The increase in 2026 for the comparable nine-month periods was primarily attributable to costs associated with the addition of executive and project management team members in Australia, increased site activities, and higher power consumption due to water management pumping requirements, partially offset by lower project program costs in 2026 compared to the prior year which included costs for the Mt Todd FS.

Corporate administration

Corporate administration costs were $4,192 and $846 during the three months ended September 30, 2026 and 2025; and $6,669 and $2,822 for the nine months ended September 30, 2026 and 2025, respectively. Expenses in the comparable three-month periods were higher because of Arrangement-related expenses totaling $3,208. Expenses in the comparable nine-month periods were higher because of the $3,208 Arrangement-related expenses and other legal, consulting, and recruitment costs to support increasing pre-development activities at Mt Todd.

Non-operating income and expenses

Interest income

Interest income was $434 and $134 for the three months ended September 30, 2026 and 2025, respectively; and $1,085 and $443 for the nine months ended September 30, 2026 and 2025, respectively. The increase in the comparable three and nine-month periods was due to higher invested cash balances following the March 2026 Offering, partially offset by lower short-term investment yields.

Financial Position, Liquidity and Capital Resources

Operating activities

Net cash used in operating activities was $8,373 and $4,641 for the nine months ended September 30, 2026 and 2025, respectively. The increase in operating cash outflows largely resulted from higher 2026 expenditures for corporate expenses, including Arrangement-related expenditures, and additional personnel in Australia.

Investing activities

Net cash used in investing activities was $2,738 and $536 for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities in 2026 was primarily for purchases of site water management assets. Cash used in investing activities in 2025 was for expenditures for capitalized development costs and purchases of plant and equipment.

Financing activities

During the nine months ended September 30, 2026 and 2025, net cash of $40,958 and $1,944, respectively, was provided by financing activities. Cash provided by financing activities during the nine months ended September 30, 2026 was $44,850 of proceeds from the March 2026 Offering, partially offset by $2,844 of underwriting and offering costs associated with the March 2026 Offering and payments of $1,048 for employee withholding taxes in lieu of issuing common shares of the Company (“Common Shares”) earned from the vesting of restricted share unit awards. Cash provided by financing activities during the nine months ended September 30, 2025 was $2,212 of net proceeds under the ATM Program (as defined below) offset by payments of $268 for employee withholding taxes in lieu of issuing Common Shares earned from the vesting of restricted share unit awards.

Liquidity and capital resources

As of September 30, 2026, the Company had cash and cash equivalents of $43,469, working capital of $40,072 and no outstanding debt. Information regarding other commitments, contingencies and contractual arrangements that may affect the Company's liquidity and capital resources is included in the accompanying notes to the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2026.

The Company's short-term liquidity requirements consist primarily of expenditures related to advancing Mt Todd, including engineering and technical studies, optimization activities, permitting and environmental compliance, site  management, project execution planning, and general and administrative expenses. These requirements also include costs associated with the proposed Arrangement.

Vista expects to continue advancing Mt Todd while the Arrangement is pending, subject to the covenants and restrictions in the Arrangement Agreement. The Company expects to fund its currently planned activities from existing cash resources, while maintaining the flexibility to adjust the timing and scope of discretionary expenditures based on available capital, project priorities and market conditions. Actual expenditures and the timing and scope of activities may differ from management’s current expectations.

Vista has incurred expenses of $3,208 relating to the Arrangement through September 30, 2026, and expects to incur additional transaction-related costs before the Arrangement is completed or otherwise terminated. These costs are expected to be funded from existing cash resources and will reduce the cash resources available for other corporate and Mt Todd activities.

The Arrangement Agreement contains customary representations, warranties, covenants and termination rights. Termination payments that may become payable by Vista are contingent upon the occurrence of specified events as provided by the Arrangement Agreement. Under certain circumstances, Vista may be required to pay Artemis a termination fee of approximately $18,149. In certain circumstances, Vista is contingently obligated to reimburse Artemis for expenses in the amount of $3,000 if shareholder approval of the Arrangement is not obtained or $5,000 if Artemis terminates the Arrangement Agreement as a result of an uncured breach by Vista, provided that under no circumstance shall Vista be obligated to pay an aggregate amount in excess of $18,149.

The Company's long-term liquidity requirements will depend on the outcome of the pending Arrangement. The Arrangement is currently anticipated to be completed by the end of the first quarter of 2027, although the neither timing nor the completion of the Arrangement can be assured.

If the Arrangement is completed by the outside date of April 15, 2027, or such later date as may be agreed by Artemis and the Company, long-term liquidity requirements associated with Mt Todd will become the responsibility of Artemis. If the Arrangement is not completed, the Company’s long-term liquidity requirements are expected to increase should we continue to advance Mt Todd on a standalone basis. These requirements are expected to include costs associated with building the owner’s team, front-end and detailed engineering design, early works, procurement, construction, commissioning, working capital, reclamation financial assurance and other costs associated with developing the Project. The capital required to construct Mt Todd would be substantially greater than the Company's current financial resources and will require one or more sources of financing, including debt, equity, strategic investments, royalty or streaming transactions and other financing alternatives. There can be no assurance that such financing will be available on acceptable terms, or at all.

The Company periodically evaluates opportunities to strengthen its financial position and enhance shareholder value through capital markets transactions and strategic alternatives. Future financing activities will depend on a variety of factors, including the outcome of the Arrangement, market conditions, the results of ongoing engineering and technical work, permitting progress, the gold price environment, and the availability of financing from project finance and equity markets or strategic partners.

The Company’s recurring operating activities at its present annualized rate are estimated to be approximately $14,800 for the twelve-month period following September 30, 2026. Non-recurring and capital expenditures for the same period are estimated to be approximately $8,200. These levels of expenditure, plus remaining expenses associated with the Arrangement, are expected to continue until completion of the Arrangement. Should the Arrangement not be completed, management will reassess its expenditure requirements to continue as a standalone company.

Management believes the Company's existing cash resources are sufficient to fund its costs associated with the proposed Arrangement and its currently planned activities for at least the next twelve months. The timing and scope of activities beyond that period, including commencement of detailed engineering and design and any decision to proceed with construction, will depend on the Company's ability to secure the necessary financing and the Board of Directors' determination that development of Mt Todd is in the best interests of the Company and its shareholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no material contractual obligations as of September 30, 2026, except for the Arrangement Agreement.

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

Capital Efficiency consists of initial capital expenditures divided by the ounces of gold produced.

Benefit to Cost Ratio consists of the after-tax NPV5% of project cash flows divided by initial capital.

The following table presents the calculations used to determine the non-U.S. GAAP financial measures presented in the report.

	Units	Years 1-15	Life of Mine (30 Years)
Gold Produced	koz	2,298	4,368
Tonnes processed	kt	77,512	157,445

Mining Costs	$ millions	$ 1,433	$ 2,606
Processing Costs	$ millions	1,372	2,774
Site General and Administrative Costs	$ millions	162	328
Jawoyn Royalty	$ millions	172	328
Wheaton Royalty(1)	$ millions	65	115
Refining Cost	$ millions	11	22
Cash Costs	$ millions	3,216	6,172
Sustaining Capital	$ millions	114	376
AISC	$ millions	$ 3,330	$ 6,548

Per Ounce Produced ($ ÷ Gold Produced):
Mining Cost	$/oz	$ 623	$ 597
Processing Cost	$/oz	597	635
Site General and Administrative Costs	$/oz	70	75
Jawoyn Royalty	$/oz	75	75
Wheaton Royalty(1)	$/oz	28	26
Refining Cost	$/oz	5	5
Cash Costs	$/oz	$ 1,399	$ 1,413
Sustaining Capital	$/oz	50	86
AISC	$/oz	$ 1,449	$ 1,499

	Units	Initial Capital	Sustaining Capital
Capital Costs	$ millions	$ 425	$ 442
Total Gold Produced(2)	koz	4,554	4,554
Capital Efficiency	$/oz	$ 93	$ 97

After-tax NPV5%	$ millions		$1,060
Initial Capital	$ millions		$ 425
Benefit to Cost Ratio	$ millions		2.5
(1)	The Wheaton Royalty is at an initial rate of 1% of gross revenue from the Project if the completion objectives for the Project are achieved by April 1, 2028. Beginning April 1, 2028, if the completion objectives for the Project are not achieved, the Royalty shall increase annually at a rate of up to 0.13% to a maximum Royalty rate of 2%. Any annual increases beginning April 1, 2028 shall be reduced on a pro rata basis to the extent that Mt Todd has initiated operations but has yet to achieve a completion test at an average daily processing rate of 15,000 tonnes per day. The values as presented represent a 1.13% Wheaton Royalty.
(2)	Total Gold Produced includes ounces produced during the 30-year life of mine plus three years of reprocessing of heap leach pad material as self-funding reclamation.

Project Updates

Mt Todd Gold Project, Northern Territory, Australia

Recent Developments

The Company continued to move the Project toward development by advancing permitting activities, continuing to build executive project execution capabilities, and progressing key pre-development optimizations in line with recommendations outlined in the Mt Todd FS.

In the first quarter, the Company filed its initial applications for permit modifications, and in the second quarter, the Company finalized other applications, and initiated studies to provide supporting documentation for others.

We continued to build our executive leadership and project development teams in Australia, recently appointing a Managing Director effective September 7, 2026. Our executive team is based in Perth and the project development team is expected to be assigned to the NT, with some roles operating on a fly-in, fly-out basis.

Metallurgical test work is well-advanced. This program is designed to optimize grind size and gold recoveries, and generate additional metallurgical data that will provide critical inputs for the detailed engineering and design of the process plant.

A geotechnical review is nearing completion. Preliminary modelling is complete and lab testing is progressing with results expected later in the fourth quarter of 2026. The program is designed to assess the opportunity to steepen the west pit wall, reduce stripping and potentially convert additional mineral resources to mineral reserves.

The 2025-26 wet season in the NT saw approximately 50% more rainfall at Mt Todd than is recorded in a typical wet season. The Company has been granted approval by the NT Government to treat water in the Batman pit later this year and to commence discharging treated water during the next wet season, as it has in past years. Preparation to commence water treatment in Batman pit has begun. A secondary dewatering system utilizing mechanized evaporators at the tailings storage facility is expected to be operational in December 2026. Additional mechanized evaporators are expected to be purchased and be operational in the first quarter of 2027.

Vista’s recurring operating activities for Mt Todd at its present annualized rate are estimated to be approximately $11,100 for the twelve-month period following September 30, 2026. Non-recurring and capital expenditures for the same period are estimated to be approximately $8,200. These levels of expenditure are expected to continue until completion of the Arrangement. Should the Arrangement not be completed, management will reassess its expenditure requirements to continue as a standalone company.

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

Operations

●	Our belief that Mt Todd is a development-stage gold deposit that offers a large gold mineral reserve, development optionality, expansion opportunities, exploration upside, advanced local infrastructure, community support, and demonstrated economic feasibility;
●	our belief that the 15,000 tpd design provides opportunities for future expansion of the processing plant;
●	our belief that the Mt Todd FS demonstrates the opportunity for Mt Todd to deliver attractive economic returns with stable gold production over a 30-year mine life;
●	the feasibility of Mt Todd and the results of the Mt Todd FS;
●	our estimates of future operating and financial performance;
●	our expectation of Mt Todd’s environmental, social, and economic impacts;
●	our intention that our focus for 2026 is on establishing the foundation for the successful execution of the Mt Todd project;
●	our expectation that we will incur additional transaction-related costs before the Arrangement is completed or otherwise terminated that are expected to be funded from existing cash resources and will reduce the cash resources available for other corporate and Mt Todd activities
●	our focus on completing the proposed arrangement with Artemis;
●	our expectations regarding the outcomes of the Artemis transaction;
●	our expectation that Vista’s shareholders immediately prior to completion of the Artemis transaction are expected to own approximately 5% of the issued and outstanding Artemis common shares on a non-diluted basis;
●	our belief that the Company will continue to operate as an independent public company and will remain responsible for funding its corporate activities and advancing Mt Todd if the Arrangement is not completed;
●	our intention to file relevant materials with the SEC, including a proxy statement in preliminary and definitive form in connection with the proposed Arrangement;
●	our plan to mail the definitive proxy statement and a proxy card to its shareholders promptly after filing the definitive proxy statement;
●	our expectation of certain additional permit modification approvals to be granted in the fourth quarter of 2026 with final approvals anticipated in 2027;
●	our belief that our long-term liquidity requirements will depend on the outcome of the pending Arrangement and that these requirements associated with Mt Todd will become the responsibility of Artemis if the Arrangement is completed by the outside date of April 15, 2027 or such later date as may be agreed by Artemis and the Company.
●	our belief that the Arrangement is currently anticipated to be completed by the end of the first quarter of 2027;
●	our belief that the Company's long-term liquidity requirements are expected to increase if the Arrangement is not completed including building the owner’s team, front-end and detailed engineering design, early works, procurement, construction, commissioning, working capital, reclamation financial assurance and other costs associated with developing the Project;
●	our belief that the capital required to construct Mt Todd would be substantially greater than the Company's current financial resources and will require one or more sources of project financing, including debt, equity, strategic investments, royalty or streaming transactions and other financing alternatives;
●	our belief that future financing activities will depend on a variety of factors, including the outcome of the Arrangement, market conditions, the results of ongoing engineering and technical work, permitting progress, the gold price environment, and the availability of financing from project finance and equity markets or strategic partners;
●	our belief that our cash resources as of September 30, 2026, are sufficient to fund costs associated with the proposed Arrangement and our currently planned activities for at least the next twelve months;
●	our expectation to continue advancing Mt Todd while the Arrangement is pending, subject to the covenants and restrictions in the Arrangement Agreement;
●	our belief that the outcome of the remaining Mexico tax case cannot be estimated at this time;
●	our belief that results from the metallurgical test program would generate additional metallurgical data that will provide critical inputs for the detailed engineering and design of the process plant;
●	our belief that results of our geotechnical review are expected later in the fourth quarter of 2026;
●	our belief that the geotechnical review presents an opportunity to steepen the west pit wall, reduce stripping, and potentially convert additional mineral resources to mineral reserves;
●	our expectation that a secondary dewatering system utilizing mechanized evaporators at the tailings storage facility will be operational in December 2026 and that additional mechanized evaporators will be purchased and operational in the first quarter of 2027;
●	our estimate that the Company’s recurring operating activities at its present annualized rate are estimated to be approximately $14,800 for the twelve-month period following September 30, 2026 and non-recurring and capital expenditures for the same period are estimated to be approximately $8,200, and our expectation that these levels of expenditure, plus remaining expenses associated with the Arrangement, are expected to continue until completion of the Arrangement;
●	our estimate that recurring operating activities for Mt Todd at its present annualized rate are estimated to be approximately $11,100 for the twelve-month period following September 30, 2026 and non-recurring and capital expenditures for the same period are estimated to be approximately $8,200, and our expectation that these levels of expenditure are expected to continue until completion of the Arrangement;

Proposed Arrangement

●	our expectation that the Arrangement will be completed by the end of the first quarter of 2027, and the satisfaction of the conditions to completion of the Arrangement, including shareholder, court, regulatory and stock exchange approvals;
●	our expectation that Vista shareholders will own approximately 5% of the issued and outstanding Artemis common shares following completion of the Arrangement;
●	Artemis’ stated intentions regarding the development of Mt Todd, including its intention to advance Mt Todd at a processing rate of up to 50,000 tpd and to sequence development and construction spending after completion of the Blackwater EP2 expansion;
●	Artemis’ expectations for the Blackwater Mine, including completion of the Phase 1A and EP2 expansions, production of more than 500,000 ounces of gold per annum with lowest quartile all-in sustaining costs following completion of EP2, and a pathway toward annual gold production of more than one million ounces;
●	Artemis’ projected dividend of C$0.08 per share quarterly in 2027;

●	the anticipated benefits of the Arrangement to Vista shareholders, including continued exposure to Mt Todd, enhanced trading liquidity and access to capital;
●	our ability to satisfy the conditions to completion of the Arrangement;
●	our expectation that costs relating to the Arrangement will be funded from existing cash resources, and the circumstances in which a termination fee or expense reimbursement may become payable by Vista;
●	our ability to satisfy the conditions to completion of the Arrangement;
●	our plans, liquidity and financing needs if the Arrangement is not completed;

Business and Industry

●	our belief that it is possible the Company may be classified as PFIC for U.S. Federal tax purposes;
●	the potential that we may grant stock-based compensation to our directors, officers, employees, and consultants; and
●	the potential that future expenditures may be required for compliance with various laws and regulations governing the protection of the environment and our interactions with community stakeholders, among others.

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

These statements involve known and unknown risks, uncertainties, assumptions, and other factors which may cause our actual results, performance, or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements and forward-looking information. These factors include risks such as:

Operating Risks

●	feasibility study results and the accuracy of estimates and assumptions on which they are based;
●	mineral resource and mineral reserve estimates, the accuracy of such estimates and the accuracy of sampling and subsequent assays and geologic interpretations on which they are based;
●	delays in project development activities necessary for commencement of construction at Mt Todd;
●	increased costs that affect our operations or our financial condition;
●	water management requirements and extreme rainfall at Mt Todd could increase project costs, delay project development, and adversely affect our business;
●	our ability to obtain, renew, or maintain the necessary licenses, authorizations, and permits for Mt Todd, including its development plans and operating activities;
●	events or changes in conditions may affect land use authorizations;
●	technical and operational feasibility and the economic viability of deposits;
●	opposition to construction or operation of Mt Todd;
●	market conditions supporting a decision to develop Mt Todd;
●	our reliance on third-party power generation and contract mining for the construction and operation of Mt Todd;

●	delays or disruptions in supply chains;
●	our reliance on third parties to fulfill their obligations under agreements with us;
●	whether projects not managed by us will comply with our standards or meet our objectives;
●	whether our acquisition, exploration, and development activities, as well as the realization of the market value of our assets, will be commercially successful and whether any transactions we enter into will maximize the realization of the market value of our assets;
●	perception of the potential environmental impact of Mt Todd;
●	known and unknown environmental and reclamation liabilities, including reclamation requirements at Mt Todd;
●	impacts of noncompliance with applicable laws, regulations, and standards for operating;
●	potential challenges to the title to our mineral properties;
●	future water supply issues at Mt Todd;
●	litigation or other legal claims;
●	the success of any future joint ventures, partnerships, and other arrangements relating to our properties;
●	environmental lawsuits;

Financial and Business Risks

●	fluctuations in the price of gold;
●	inflation and cost escalation;
●	our history of losses from operations;
●	our ability to attract, retain, and hire key personnel;
●	volatility in our stock price and gold equities generally;
●	intense competition in the mining industry;
●	general economic conditions adverse to Mt Todd development or operation;
●	fluctuation in foreign currency values;
●	our ability to consummate a strategic transaction, obtain a development partner, or secure other means of financing for Mt Todd on favorable terms, if at all;
●	our ability to raise additional capital or raise funds from the sale of non-core assets on favorable terms, if at all;
●	the potential acquisition of a control position in the Company for less than fair value as a result of industry consolidation or otherwise;
●	tax legislation, rulings, assessments, initiatives, or changes resulting therefrom on domestic and international levels;
●	lack of adequate insurance to cover potential liabilities;
●	potential unfavorable outcome of Mexico tax litigation;
●	evolving corporate governance and public disclosure regulations;
●	our possible status as a PFIC for U.S. federal tax purposes;
●	cybersecurity breaches that threaten or disrupt our information technology systems;
●	the lack of cash dividend payments by us;

●	anti-bribery and anti-corruption laws;
●	potential conflicts of interest arising from certain of our directors and officers serving as directors and officers of other companies in the natural resources sector;

Transaction Risks

●	the Arrangement may be delayed or may not be completed, including as a result of a failure to obtain required shareholder, court, regulatory or stock exchange approvals;
●	the value of the Artemis common shares to be received by our shareholders under the Arrangement will fluctuate with the market price of the Artemis common shares because the exchange ratio is fixed;
●	restrictions on the conduct of our business under the Arrangement Agreement while the Arrangement is pending, and the potential payment of a termination fee or expense reimbursement if the Arrangement Agreement is terminated;
●	the costs of the Arrangement, the diversion of management’s attention and the effect of the pendency of the Arrangement on our relationships with employees, contractors and other stakeholders;
●	litigation or other proceedings relating to the Arrangement may delay or prevent its completion or result in additional costs;
●	Artemis’ ability to complete the Phase 1A and EP2 expansions at the Blackwater Mine and to pay dividends as projected, and whether Artemis will develop Mt Todd as it has indicated;

Industry Risks

●	inherent hazards of mining exploration, development, and operating activities;
●	a shortage of skilled labor, equipment, and supplies;
●	the accuracy of calculations of mineral reserves and mineral resources and mineralized material and fluctuations therein based on metal prices, estimated costs, recoverability of metal in the mining process, and other relevant factors;
●	changes in environmental regulations to which our exploration and development operations are subject could result in increased operating costs or our ability to operate at all; and
●	changes in greenhouse gas emissions regulations and standards could result in increased operating costs or our ability to operate at all.

For a more detailed discussion of such risks and other important factors that could cause actual results to differ materially from those in such forward-looking statements and forward-looking information, please see the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, under “Part I-Item 1A. Risk Factors” and under

“Part II – Item 1A. Risk Factors” in this quarterly report on Form 10-Q. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements and forward-looking information, there may be other factors that cause results not to be as anticipated, estimated, or intended. There can be no assurance that these statements will prove to be accurate, as actual results and future events could differ materially from those anticipated in the statements. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, cash flows, and/or future results. Except as required by law, we assume no obligation to publicly update any forward-looking statements and forward-looking information, whether as a result of new information, future events, or otherwise.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

At the end of the period covered by this quarterly report on Form 10-Q for the three months ended September 30, 2026, an evaluation was carried out under the supervision of and with the participation of our management, including the Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, the CEO and the CFO have concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

Information regarding legal proceedings is contained in Note 7 of the Consolidated Financial Statements contained in this report and is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

The following discussion describes material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC and Canadian securities regulatory authorities in March 2026. The risks described below should be read together with the risk factors in our Annual Report and the other information in this Quarterly Report on Form 10-Q. The risks discussed below are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently consider immaterial, could also materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Supplemental Risk Factors

Capitalized terms used but not otherwise defined in these supplemental risks have the meanings set out in the Preliminary Circular.

The Arrangement is subject to satisfaction or waiver of various conditions

Completion of the Arrangement is subject to, among other things, the approval of the Court, Shareholder approval, receipt of the Key Regulatory Approvals and the approval of the TSX and TSXV, all of which may be outside the control of both Vista and Artemis. There can be no assurance that these conditions will be satisfied or that the Arrangement will be completed as currently contemplated or at all. If, for any reason, the Arrangement is not completed or its completion is substantially delayed, the market price of Vista Shares may be materially adversely affected. In such events, Vista’s business, financial condition or results of operations could also be subject to material adverse consequences.

It is also a mutual condition of closing the Arrangement that the approval of the TSX and the TSXV shall have been obtained, and Artemis has agreed to apply for and use commercially reasonable efforts to obtain conditional approval of the listing and posting for trading of the Consideration Shares on the TSXV, subject only to the satisfaction by Artemis of customary listing conditions of the TSXV. Artemis does not presently intend to list the Consideration Shares on the NYSE American.

Shareholders will receive a fixed number of Artemis Shares

Shareholders will receive a fixed number of Artemis Shares under the Arrangement, rather than a variable number of Artemis Shares with a fixed relative market value. As the number of Artemis Shares to be received in respect of each Vista Share under the Arrangement will not be adjusted to reflect any change in the relative market value of Vista Shares, the number of Artemis Shares received by Shareholders under the Arrangement may vary significantly from the relative market value of Vista Shares expressed at the dates referenced in the Preliminary Circular. There can be no assurance that the relative market price of Vista Shares on the Effective Date will be the same or similar to the relative market price of such shares on the date of the Meeting. The underlying cause of any such change in relative market price may not constitute a material adverse effect, the occurrence of which in respect of a Party could entitle the other Party to terminate the Arrangement Agreement. In addition, the number of Artemis Shares being issued in connection with the Arrangement will not change despite decreases or increases in the market prices of Vista Shares or Artemis Shares. Many of the factors that affect the market prices of the Vista Shares or Artemis Shares are beyond the control of Vista or Artemis, respectively. These factors include fluctuations in commodity prices, fluctuations in currency exchange rates, changes in the regulatory environment, adverse political developments, prevailing conditions in the capital markets and interest rate fluctuations. There can also be no assurance that the trading price of the Artemis Shares will not decline following the completion of the Arrangement.

The Arrangement Agreement may be terminated in certain circumstances

Each of Vista and Artemis has the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty, nor can either of Vista or Artemis provide any assurance, that the Arrangement will not be terminated by either Vista or Artemis before the completion of the Arrangement. For instance, Vista has the right, in certain circumstances, to terminate the Arrangement Agreement if there is an Artemis Material Adverse Effect. Conversely, Artemis has the right, in certain circumstances, to terminate the Arrangement Agreement if there is a Material Adverse Effect in respect of Vista. There is no assurance that a Material Adverse Effect or an Artemis Material Adverse Effect will not occur before the Effective Date, in which case Vista and Artemis could elect to terminate the Arrangement Agreement and the Arrangement would not proceed. Failure to complete the Arrangement could negatively impact the trading price of the Vista Shares or otherwise adversely affect the business of Vista.

While the Arrangement is pending, Vista is restricted from pursuing alternatives to the Arrangement and taking certain other actions

Under the Arrangement Agreement, Vista is restricted, subject to certain exceptions, from making, initiating, soliciting or knowingly encouraging or facilitating (including by way of furnishing or affording access to confidential information or any site visit), any inquiry, proposal or offer with respect to an Acquisition Proposal or that could reasonably be expected to constitute or lead to an Acquisition Proposal. In addition, the Arrangement Agreement restricts Vista (and, to a more limited extent, Artemis) from taking specified actions until the Arrangement is completed without the consent of the other Party which may adversely affect the ability of Vista to execute certain business strategies, including, but not limited to, the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, and to advance certain permitting activities relating to the site footprint, plant design or site infrastructure configuration of the Project. These restrictions may prevent Vista from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement. If the Arrangement is not completed for any reason, the announcement of the Arrangement, the dedication of Vista’s resources to the completion thereof and the restrictions that were imposed on Vista under the Arrangement Agreement may have an adverse effect on the current and future operations, financial condition and prospects of Vista as a standalone entity and would require Vista to pursue additional financing sooner and increase the total financial cost through to commercial production.

Vista could be required to pay Artemis a termination fee of $18.1 million in specified circumstances

The Arrangement Agreement provides that Vista will be required to pay the Vista Termination Fee of $18,149 to Artemis upon termination of the Arrangement Agreement under certain specified circumstances, including where: (i) Artemis terminates the Arrangement Agreement because the Board or any committee thereof fails to unanimously recommend or withdraws, amends, modifies or qualifies the Board Recommendation, or accepts, approves, endorses or recommends (or takes no position or remains neutral for more than five Business Days with respect to) an Acquisition Proposal, or fails to publicly reaffirm the Board Recommendation within five Business Days after being requested to do so by Artemis, or Vista breaches its non-solicitation covenants in any material respect; (ii) Vista terminates the Arrangement Agreement, prior to the approval of the Arrangement Resolution by Shareholders, in order to enter into a written agreement with respect to a Superior Proposal; or (iii) the Arrangement Agreement is terminated by either Party because the Shareholder Approval is not obtained at the Meeting or because the Effective Time has not occurred by the Outside Date, or by Artemis due to a willful breach or fraud on the part of Vista, and (A) prior to such termination, an Acquisition Proposal was made or publicly announced or otherwise publicly disclosed by any person (other than Artemis) or any person (other than Artemis) publicly announced an intention to make an Acquisition Proposal, and (B) within 12 months following the date of such termination, an Acquisition Proposal is consummated or effected, or Vista enters into a contract (other than an Acceptable Confidentiality Agreement) in respect of an Acquisition Proposal that is later consummated or effected, provided that for these purposes references to “20% or more” in the definition of Acquisition Proposal are deemed to be references to “50% or more”.

In addition, if the Arrangement Agreement is terminated (i) by either Party because the Shareholder Approval is not obtained at the Meeting, Vista will be required to pay Artemis an Expense Reimbursement Fee of $3,000 within two Business Days of such termination, or (ii) by Artemis as a result of a breach by Vista of its representations, warranties, covenants or agreements that would cause a closing condition not to be satisfied and that is incapable of being cured or is not cured in accordance with the Arrangement Agreement, Vista will be required to pay Artemis an Expense Reimbursement Fee of $5,000 within two Business Days of such termination. In no event will Vista be required to pay, in the aggregate, an amount in excess of the Vista Termination Fee under the termination fee and expense reimbursement provisions of the Arrangement Agreement. If the Arrangement Agreement is terminated by Vista as a result of an uncured breach by Artemis, Artemis will be required to pay Vista an Expense Reimbursement Fee of $5,000 within two Business Days of such termination.

The termination fee that may be payable by Vista to Artemis may discourage other parties from attempting to enter into a business transaction with Vista, even if those parties would otherwise be willing to enter into an agreement with Vista for a business combination and would be prepared to pay consideration with a higher price per share or cash market value than the per share market value proposed to be received or realized in the Arrangement. In addition, payment of such amount may have a material adverse effect on the business and affairs of Vista.

Vista will incur costs even if the Arrangement is not completed and Vista or Artemis may have to pay various expenses incurred in connection with the Arrangement

Certain costs related to the Arrangement, such as legal, accounting and certain financial advisor fees, must be paid by Vista even if the Arrangement is not completed. Vista is liable for its own costs incurred in connection with the Arrangement.

Vista and Artemis have also incurred and expect to incur additional material non-recurring expenses in connection with the Arrangement and completion of the transactions contemplated by the Arrangement Agreement, including costs related to obtaining required shareholder and regulatory approvals. Additional unanticipated costs or expenses may be incurred by Artemis in the course of coordinating the businesses of the Combined Company.

If the Arrangement is not consummated by the Outside Date, either Vista or Artemis may elect not to proceed with the Arrangement

Either Vista or Artemis may terminate the Arrangement Agreement if the Arrangement has not been completed by the Outside Date, being April 15, 2027 or such later date as the Parties may agree in writing. If the Effective Date has not occurred by the Outside Date as a result of the failure to obtain any of the Key Regulatory Approvals, either Party may extend the Outside Date from time to time by a period of not less than 30 days (to a maximum of 60 days in aggregate) if it reasonably believes that the Key Regulatory Approvals are capable of being obtained prior to the Outside Date, as so extended. A Party may not terminate the Arrangement Agreement on this basis if the failure of the Effective Time to occur by the Outside Date has been caused by, or is a result of, a breach by such Party of its representations or warranties or the failure of such Party to perform its covenants or agreements under the Arrangement Agreement.

Vista and Artemis may be the targets of legal claims, securities class actions, derivative lawsuits and other claims and any such claims may delay or prevent the Arrangement from being completed

Vista and Artemis may be the target of securities class actions and derivative lawsuits which could result in substantial costs and may delay or prevent the Arrangement from being completed. Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into an agreement to acquire a public company or to be acquired. Third parties may also attempt to bring claims against Vista and Artemis seeking to restrain the Arrangement or seeking monetary compensation or other remedies. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Arrangement, then that injunction may delay or prevent the Arrangement from being completed.

Uncertainty surrounding the Arrangement could adversely affect Vista’s or Artemis’s retention of suppliers and personnel and could negatively impact future business and operations

The Arrangement is dependent upon satisfaction of various conditions, and as a result its completion is subject to uncertainty. In response to this uncertainty, each of Vista’s and Artemis’s suppliers may delay or defer decisions concerning each company. Any change, delay or deferral of those decisions by suppliers could negatively impact the business, operations and prospects of Vista, regardless of whether the Arrangement is ultimately completed, or of Artemis if the Arrangement is completed. Similarly, current and prospective employees of Vista may experience uncertainty about their future roles with Artemis until Artemis’s strategies with respect to such employees are determined and announced. This may adversely affect Vista’s ability to attract or retain key employees in the period until the Arrangement is completed or thereafter.

The pending Arrangement may divert the attention of Vista’s and Artemis’s management

The pendency of the Arrangement could cause the attention of Vista’s and Artemis’s management to be diverted from the day-to-day operations and suppliers may seek to modify or terminate their business relationships with either party. These disruptions could be exacerbated by a delay in the completion of the Arrangement and could have an adverse effect on the business, operating results or prospects of Vista regardless of whether the Arrangement is ultimately completed, or of Artemis if the Arrangement is completed.

Payments in connection with the exercise of Dissent Rights may impair Vista’s financial resources

Registered Shareholders have the right to exercise certain Dissent Rights and demand payment of the fair value of their Vista Shares in cash in connection with the Arrangement in accordance with the BCBCA. If there are significant number of Dissenting Shareholders, a substantial cash payment may be required to be made to such Dissenting Shareholders that could have an adverse effect on Vista’s financial condition and cash resources if the Arrangement is completed.

Vista directors and officers may have interests in the Arrangement different from the interests of Shareholders following completion of the Arrangement

Certain of the directors and executive officers of Vista negotiated the terms of the Arrangement Agreement, and the Board has unanimously recommended that Shareholders vote in favour of the Arrangement. These directors and executive officers may have interests in the Arrangement that are different from, or in addition to, those of Shareholders generally. These interests include, but are not limited to, the acceleration of payments or vesting of equity-based awards. Shareholders should be aware of these interests when they consider the Board’s unanimous recommendation. The Board was aware of, and considered, these interests when they declared the advisability of the Arrangement Agreement and unanimously recommended that Shareholders approve the Arrangement Resolution.

Tax consequences of the Arrangement may differ from anticipated treatment, including that if the Arrangement does not qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Tax Code, some Shareholders may be required to pay U.S. federal income taxes

There can be no assurance that the CRA, the U.S. Internal Revenue Service or other applicable taxing authorities will agree with the Canadian and U.S. federal income tax consequences of the Arrangement, as applicable, as set forth in the Preliminary Circular. Furthermore, there can be no assurance that applicable Canadian and U.S. income tax Laws, regulations or tax treaties will not change (legislatively, judicially or otherwise) or be interpreted in a manner, or that applicable taxing authorities will not take an administrative position, that is adverse to Vista, Artemis and their respective shareholders following completion of the Arrangement. Taxation authorities may also disagree with how Vista or Artemis following the Arrangement calculate or have in the past calculated their income or other amounts for tax purposes. Any such events could adversely affect Artemis, its share price or the dividends that may be paid to the Artemis Shareholders following completion of the Arrangement.

Although Vista and Artemis intend that the Arrangement will qualify as a “reorganization” within the meaning of Section 368(a) of the U.S. Tax Code, it is possible that the IRS may assert that the Arrangement fails (in whole or in part) to qualify as such. If the IRS were to be successful in any such contention, or if for any other reason the Arrangement was to fail to qualify as a “reorganization”, each U.S. Holder of Vista Shares would recognize a gain or loss with respect to all such U.S. Holder’s Vista Shares, as applicable, based on the difference between: (i) that U.S. Holder’s tax basis in such shares; and (ii) the fair market value of the Artemis Shares received.

Vista has not verified the reliability of the information regarding Artemis included in, or which may have been omitted from Preliminary Circular

Unless otherwise indicated, all historical information regarding Artemis contained in the Preliminary Circular, including all Artemis financial information, has been derived from Artemis’s publicly disclosed information or provided by Artemis. Although Vista has no reason to doubt the accuracy or completeness of such information, any inaccuracy or material omission in Artemis’s publicly disclosed information, including the information about or relating to Artemis contained in the Preliminary Circular, could result in unanticipated liabilities or expenses, increase the cost of integrating the companies or adversely affect the operational and development plans, results of operations and financial condition of the Combined Company.

The Key Regulatory Approvals may not be obtained, or may be obtained subject to conditions

Completion of the Arrangement is conditional upon, among other things, receipt of the FIRB Approval and the NT Ministerial Consent. There can be no assurance that the Key Regulatory Approvals will be obtained on a timely basis, or at all, or that they will not be granted subject to conditions or undertakings. The statutory review period under the FATA may be extended, and the Treasurer of the Commonwealth of Australia (or their delegate(s)) may impose conditions on, or prohibit, the transactions contemplated by the Arrangement Agreement. Under the Arrangement Agreement, Artemis is not required to accept conditions to the FIRB Approval (other than certain standard tax conditions and any other conditions reasonably acceptable to Artemis), or to sell, divest, hold separate or accept any restriction on its freedom of action with respect to any assets or businesses, in order to obtain any Required Regulatory Approval. Any delay in obtaining, or failure to obtain, the Key Regulatory Approvals could delay completion of the Arrangement beyond the Outside Date or result in the Arrangement not being completed.

Australian foreign resident capital gains withholding may reduce the number of Consideration Shares delivered to certain Shareholders

Artemis or the Depositary may be required to withhold 15% of the market value of the Consideration otherwise deliverable to a foreign resident Shareholder whose Vista Shares are indirect Australian real property interests, unless the Shareholder provides a valid Non-IARPI Declaration, Residency Declaration or Variation Notice before completion of the

Arrangement. Withholding may also apply to a Shareholder holding less than 10% who has not provided a declaration, if the ATO’s response to Artemis’s submission indicates that withholding is required for that Shareholder, or if Artemis later becomes aware of a matter that it reasonably considers requires withholding. To fund any amount withheld, Artemis or the Depositary may sell some of the Consideration Shares otherwise deliverable to the Shareholder, at prevailing market prices, so the Shareholder would receive fewer Consideration Shares. None of Vista, Artemis or the Depositary will be responsible for the price obtained. A Shareholder who has an amount withheld should generally be entitled to a credit for that amount when it lodges an Australian income tax return.

Fluctuations in currency exchange rates may affect the value of the Consideration

The Artemis Shares trade on the TSXV in Canadian dollars, and Artemis reports its financial results in Canadian dollars. The value of the Consideration Shares to Shareholders whose functional currency is not the Canadian dollar, including U.S. Shareholders, will fluctuate with changes in the exchange rate between the Canadian dollar and such Shareholders’ functional currency. In addition, following completion of the Arrangement, costs relating to the Project are expected to be incurred primarily in Australian dollars, exposing the Combined Company to fluctuations in the exchange rate between the Australian dollar and the Canadian dollar.

Risk Factors Related to the Operations of the Combined Company

There are risks related to the integration of Vista’s and Artemis’s existing businesses

The ability to realize the benefits of the Arrangement will depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Artemis’s ability to realize the anticipated growth opportunities, capital funding opportunities and operating synergies from integrating Vista’s and Artemis’s businesses following completion of the Arrangement. Many operational and strategic decisions and certain staffing decisions with respect to the Combined Company have not yet been made. These decisions and the integration will require the dedication of substantial management effort, time and resources which may divert management’s focus and resources from other strategic opportunities of the Combined Company, and from operational matters during this process. The integration process may result in the loss of key employees and the disruption of ongoing business, customer and employee relationships that may adversely affect the ability of Artemis, following completion of the Arrangement, to achieve the anticipated benefits of the Arrangement.

The consummation of the Arrangement may pose special risks, including one-time write-offs, restructuring charges and unanticipated costs. Although Vista, Artemis and their respective advisors have conducted due diligence on the various operations, there can be no guarantee that the Combined Company will be aware of any and all liabilities of Vista or the Arrangement. As a result of these factors, it is possible that certain benefits expected from the combination of Vista and Artemis may not be realized. Any inability of management to successfully integrate the operations could have an adverse effect on the business, financial condition and results of operations of the Combined Company.

The relative trading price of the Vista Shares and Artemis Shares prior to the Effective Time and the trading price of the Artemis Shares following the Effective Time may be volatile

The relative trading price of the Vista Shares has been and may continue to be subject to and, following completion of the Arrangement, the Artemis Shares may be subject to, material fluctuations and may increase or decrease in response to a number of events and factors, including:

●	changes in the market price of the commodities that Vista and Artemis sell and purchase;
●	current events affecting the economic situation in Canada, Australia and internationally;
●	trends in the global mining industries;
●	regulatory and/or government actions, rulings or policies;
●	changes in financial estimates and recommendations by securities analysts or rating agencies;
●	acquisitions and financings;

●	the economics of current and future projects and operations of Vista and Artemis;
●	quarterly variations in operating results;
●	the operating and share price performance of other companies, including those that investors may deem comparable;
●	the issuance of additional equity securities by Vista or Artemis, as applicable, or the perception that such issuance may occur; and
●	purchases or sales of blocks of Vista Shares or Artemis Shares as applicable.

Following completion of the Arrangement, Artemis may issue additional equity securities or incur additional obligations

Following completion of the Arrangement, Artemis may issue equity securities or incur additional obligations to finance its activities, including in order to finance acquisitions. If Artemis were to issue Artemis Shares, a holder of Artemis Shares may experience dilution in Artemis’s cash flow or earnings per share. If additional obligations are incurred by Artemis, it may impose liens with priorities superior to the rights of a holder of Artemis Shares, impose restrictive covenants or result in payment obligations beyond the ability of Artemis to satisfy. Moreover, as Artemis’s intention to issue additional equity securities becomes publicly known, the Artemis Share price may be materially adversely affected.

Failure by Artemis and/or Vista to comply with applicable Laws prior to the Arrangement could subject the Combined Company to penalties and other adverse consequences following completion of the Arrangement

Vista and Artemis are subject to applicable anti-corruption and anti-bribery legislation, including, among others, the United States Foreign Corrupt Practices Act, the Corruption of Foreign Public Officials Act (Canada) and Division 70 of the Criminal Code Act 1995 (Australia). The foregoing Laws prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. In addition, such Laws require the maintenance of records relating to transactions and an adequate system of internal controls over accounting. There can be no assurance that either Party’s internal control policies and procedures, compliance mechanisms or monitoring programs will protect it from recklessness, fraudulent behavior, dishonesty or other inappropriate acts or adequately prevent or detect possible violations under applicable anti-bribery and anti-corruption legislation. A failure by Artemis or Vista to comply with anti-bribery and anti-corruption legislation could result in severe criminal or civil sanctions, and may subject the Combined Company to other liabilities, including fines, prosecution, potential debarment from public procurement and reputational damage, all of which could have an adverse effect on the business, consolidated results of operations and consolidated financial condition of the Combined Company following completion of the Arrangement. Investigations by governmental authorities could have an adverse effect on the business, consolidated results of operations and consolidated financial condition of the Combined Company following completion of the Arrangement.

Artemis and Vista are also subject to a wide variety of Laws relating to the environment, health and safety, taxes, employment, labor standards, money laundering, terrorist financing and other matters in the jurisdictions in which they operate. A failure by either of Artemis or Vista to comply with any such legislation prior to the Arrangement could result in severe criminal or civil sanctions, and may subject Artemis or Vista to other liabilities, including fines, prosecution and reputational damage, all of which could have an adverse effect on the business, consolidated results of operations and consolidated financial condition of the Combined Company following completion of the Arrangement. The compliance mechanisms and monitoring programs adopted and implemented by either of Artemis or Vista prior to the Arrangement may not adequately prevent or detect possible violations of such applicable Laws. Investigations by governmental authorities could also have an adverse effect on the business, consolidated results of operations and consolidated financial condition of the Combined Company following completion of the Arrangement.

There is no assurance that Artemis will achieve its objectives at the Blackwater Mine for its Phase 1A and EP2 expansions.

Artemis’s growth strategy depends largely on completing the Phase 1A and EP2 expansions at the Blackwater Mine. Artemis’s expectations for the timing, cost and production results of these expansions rest on estimates and assumptions that may prove inaccurate. These include, but are not limited to, capital and operating costs, construction and commissioning schedules, the availability of labor, equipment and power, permits, gold prices and operating cash flow. Delays, cost overruns, commissioning difficulties or lower than expected throughput, grades or recoveries, among other factors, could reduce or delay expected production growth, necessitate additional financing or otherwise adversely affect Artemis’s financial condition and the trading price of the Artemis Shares. There can be no assurance that Phase 1A or EP2 will be completed as expected or at all, or that the Blackwater Mine will achieve the expected production levels or costs.

There is no assurance that the Mt Todd Gold Project will be developed, or as to the timing, scale or configuration of any development

Artemis has not made a decision to develop the Project. Any such decision will be made by the board of directors of Artemis following completion of the Arrangement and will depend on, among other things, the results of further engineering, optimization and permitting work, the receipt of required Permits and other approvals, capital and operating cost estimates, gold prices, the availability of financing on acceptable terms and Artemis’s capital allocation priorities, including the completion of the EP2 expansion at the Blackwater Mine or other development opportunities it may acquire in the future. Artemis may pursue a development plan for the Project that differs materially, including in scale, throughput, site footprint and infrastructure configuration, from the plan described in Vista’s current technical disclosure, which may require new or amended Permits and approvals and may result in delays. There can be no assurance that the Project will be developed on the timeline or basis currently contemplated or at all, or that any development will achieve the anticipated results.

The Combined Company will be exposed to risks associated with operating in a new jurisdiction

Artemis’s existing operations and non-current assets are located solely in British Columbia, Canada. Following completion of the Arrangement, the Combined Company will be subject to the political, legal, regulatory, fiscal and social environment of the Northern Territory and the Commonwealth of Australia, including (but not limited to) foreign investment, environmental, water, mining, royalty, taxation, employment, superannuation and indigenous title laws, any conditions attached to the FIRB Approval and the NT Ministerial Consent, and the need to maintain positive relationships with Indigenous groups, local communities and governmental authorities. Changes in Australian laws or policies, or the Combined Company’s inability to manage effectively operations in a jurisdiction in which Artemis has not previously operated, could adversely affect the Combined Company.

The Combined Company will assume the liabilities of Vista, including environmental and rehabilitation obligations relating to the Mt Todd Gold Project

Following completion of the Arrangement, Vista will be a wholly-owned subsidiary of Artemis and the Combined Company will be subject to all of the liabilities of Vista and its subsidiaries, whether known or unknown. The Project is the site of historical mining operations and is subject to certain requirements, such as environmental, water management and rehabilitation obligations. Although Artemis conducted due diligence in respect of Vista, there may be liabilities, including environmental, reclamation, tax and legal liabilities, that were not identified or that are greater than anticipated, and any such liabilities could have an adverse effect on the business, financial condition and results of operations of the Combined Company.

Other Material Changes to Previously Disclosed Risks

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

We depend on the successful development of a single material asset.

Mt Todd is our principal mineral property and only material mineral development project. We have no producing mines or other material projects that provide diversified operating revenue or cash flow. Accordingly, our future financial condition, results of operations and ability to create shareholder value are substantially dependent on the successful advancement and development of Mt Todd. Any material adverse development affecting Mt Todd could therefore have a disproportionate effect on us.

Failure to obtain or maintain required permits and governmental authorizations for Mt Todd could delay or prevent development.

Development and operation of Mt Todd require permits, approvals, licenses and other governmental authorizations relating to environmental protection, mine development, water management and discharge, land use, cultural heritage, infrastructure, rehabilitation, closure and health and safety. Obtaining and maintaining such authorizations can be lengthy, complex and costly. There can be no assurance that all required authorizations will be obtained or maintained on acceptable terms or within anticipated timeframes. Delays, additional conditions or noncompliance could increase costs, restrict activities or prevent project development.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

We consider health, safety, and environmental stewardship to be a core value for us.

Pursuant to Section 1503(a) of the United States Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities under the regulation of the Federal Mine Safety and Health Administration (“MSHA”) under the United States Federal Mine Safety and Health Act of 1977 (the “Mine Act”). During the three months ended September 30, 2026, we had no U.S. properties subject to regulation by the MSHA under the Mine Act and consequently no disclosure is required under Section 1503(a) of the Dodd-Frank Act.

ITEM 5. OTHER INFORMATION.

(a) None.

(b) None.

(c) During the quarter ended September 30, 2026, none of our directors or officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
2.01

Arrangement Agreement, dated September 20, 2026, by and between the Company and Artemis Gold Inc., previously filed as Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 21, 2026 and incorporated by reference herein (File No. 001-09025)

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
10.1

Executive Service Agreement, dated September 12, 2026, by and between Vista Gold Australia Pty Ltd and Gavin Ferguson, previously filed as Exhibit 10.1 to the Company’s Form 8-K/A filed with the SEC on September 15, 2026 and incorporated by reference herein (File No. 001-09025).

23.1*	Consent of Jeff Dang
23.2*	Consent of Mining Plus Australia Pty Limited
23.3*	Consent of Tetra Tech
23.4*	Consent of Deepak Malhotra
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(1)	XBRL Taxonomy Extension – Schema
101.CAL(1)	XBRL Taxonomy Extension – Calculations
101.DEF(1)	XBRL Taxonomy Extension – Definitions
101.LAB(1)	XBRL Taxonomy Extension – Labels
101.PRE(1)	XBRL Taxonomy Extension – Presentations
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* - Filed herewith

(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTA GOLD CORP. (Registrant)

Dated: November 12, 2026	By:	/s/ Frederick H. Earnest
Frederick H. Earnest,
Chief Executive Officer

Dated: November 12, 2026	By:	/s/ Douglas L. Tobler
Douglas L. Tobler
Chief Financial Officer